Form 10QSB
period 2000-03-31
CE SOFTWARE INC
filed 2000-06-13
CIK 1103393

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                 FORM 10-QSB


 X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended March 31, 2000.

      Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
      For the Transition period from        to       .

                       Commission File No. 000-29741

________________________________________________________________________________

                              CE SOFTWARE, INC.
          (Exact name of registrant as specified in its charter)

            Iowa                                      42-1298712
  (State or other jurisdiction of                  (I.R.S. employer
  incorporation or organization)                   identification No.)

    1801 Industrial Circle, P.O. Box 65580, West Des Moines, Iowa  50265
    (Address of principal executive offices)                     (Zip code)

     Registrant's telephone number, including area code:  (515) 221-1801

Former name, former address and former fiscal year, if changed since last report: No changes.

________________________________________________________________________________


Indicate by mark (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            YES                                NO  X    (Because of item 2)

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

May 31, 2000      Common Stock                      1,131,124

CE SOFTWARE, INC.
Table of Contents


Part I FINANCIAL INFORMATION

Item 1. Financial Statements:                                       Page

 Balance Sheets
   March 31, 2000 and September 30, 1999                             3

 Statements of Operations and Comprehensive Loss
   Three Months and Six Months Ended March 31, 2000 and 1999         4

 Statements of Cash Flows
    Six Months Ended March 31, 2000 and 1999                         5

 Notes to Financial Statements                                       6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                          7


Part II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                             13

SIGNATURES                                                           14

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                 CE SOFTWARE, INC.
                                  BALANCE SHEETS
                        March 31, 2000 and September 30, 1999
                                   (Unaudited)

                                                                  March 31        September 30
Assets
Current assets:
  Cash and cash equivalents                                  $    169,988         $    227,071
  Trade accounts receivable                                       400,764              500,185
  Recoverable income taxes                                        176,121              176,121
  Inventories                                                     178,789              250,208
  Other current assets                                            177,533              287,725
                                                             ------------         ------------
     Total current assets                                       1,103,195            1,441,310
                                                             ------------         ------------
                                                             ------------         ------------
Property, fixtures, and equipment:
  Land                                                             82,877               91,796
  Building                                                      1,312,016            1,312,016
  Fixtures and equipment                                        2,720,316            2,716,807
                                                             ------------         ------------
     Total property, fixtures, and equipment                    4,115,209            4,120,619
                                                             ------------         ------------
  Less accumulated depreciation                                 2,844,821            2,710,159
                                                             ------------         ------------
     Net property, fixtures, and equipment                      1,270,388            1,410,460
                                                             ------------         ------------
  Other intangible assets, net of amortization                     15,947               21,927
  Other assets                                                     28,485               19,285
                                                             ------------         ------------
     Total assets                                            $  2,418,015         $  2,892,982
                                                             ------------         ------------
                                                             ------------         ------------
Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of long-term debt                          $    104,324         $    100,237
  Trade accounts payable                                          202,336              207,259
  Accrued payroll and benefits                                    222,490              141,144
  Other accrued payables                                          114,089              120,057
  Due to affiliates                                               688,255              825,701
  Deferred revenue                                                  7,463                9,444
                                                             ------------         ------------
     Total current liabilities                                  1,338,957            1,403,842
  Long-term debt, net of current portion                          187,588              240,859
                                                             ------------         ------------
     Total liabilities                                          1,526,545            1,644,701
                                                             ------------         ------------

Stockholders' equity:
  Common stock                                                    113,112              113,112
  Additional paid in capital                                       35,910               35,910
  Retained earnings                                               742,448            1,099,259
                                                             ------------         ------------
     Total stockholders' equity                                   891,470            1,248,281
                                                             ------------         ------------
     Total liabilities and stockholders' equity              $  2,418,015         $  2,892,982
                                                             ------------         ------------
                                                             ------------         ------------


See accompanying notes to financial statements.

                                 CE SOFTWARE INC.
                Statements of Operations and Comprehensive Loss
           For the three and six months ended March 31, 2000 and 1999
                                   (Unaudited)


                                                Three Months Ended March 31,       Six Months Ended March 31,
                                                    2000            1999               2000           1999

Net revenues                                   $   734,766        580,416           1,650,284       1,448,904
Cost of revenues                                   218,280        163,692             433,358         370,583
                                                ----------     ----------          ----------      ----------
    Gross profit                                   516,486        416,724           1,216,926       1,078,321

Sales and marketing                                254,376        474,562             483,775         867,338
General and administrative                         380,119        346,307             704,858         687,547
Research and development                           185,719        308,449             378,471         605,036
                                                ----------     ----------          ----------      ----------
    Operating expenses                             820,214      1,129,318           1,567,104       2,159,921
                                                ----------     ----------          ----------      ----------
       Operating loss                             (303,728)      (712,594)           (350,178)     (1,081,600)

Other income (expense):
Gain on sale of investments                              -              -                   -           1,827
Loss on sale of land                                     -        (25,000)                  -         (25,000)
Change in market value of trading securities             -       (454,459)                  -        (107,096)
Interest income                                      1,933            481               3,242           1,970
Interest expense                                    (5,958)        (9,058)            (12,476)        (18,819)
Miscellaneous income                                 2,601              -               2,601               -
                                                ----------     ----------          ----------      ----------
    Total other income (expense)                    (1,424)      (488,036)             (6,633)       (147,118)

Loss before income tax benefit                    (305,152)    (1,200,630)           (356,811)     (1,228,718)
Income tax benefit                                       -        443,000                   -         458,935
                                                ----------     ----------          ----------      ----------
       Net loss                                   (305,152)      (757,630)           (356,811)       (769,783)

Other comprehensive loss, before tax -
       Unrealized loss on securities                     -       (516,667)                  -        (319,113)
Income tax benefit related to items of other
       comprehensive loss                                -        214,500                   -         132,000
                                                ----------     ----------          ----------      ----------
Comprehensive loss                             $  (305,152)    (1,059,797)           (356,811)       (956,896)
                                                ----------     ----------          ----------      ----------
                                                ----------     ----------          ----------      ----------

Basic net loss per share                       $      (.27)         (.67)                (.32)           (.68)

Shares used in per share calculation - basic     1,131,124     1,131,124            1,131,124       1,131,124

Diluted net loss per share                     $      (.27)         (.67)                (.32)           (.68)

Shares used in per share calculation - diluted   1,131,124     1,131,124            1,131,124       1,131,124



See accompanying notes to financial statements.

                                 CE SOFTWARE INC.
                             Statements of Cash Flows
               For the six months ended March 31, 2000 and 1999
                                   (Unaudited)


                                                                            2000              1999
Cash flows from operating activities:
  Net loss                                                            $  (356,811)      $  (769,783)
  Adjustments to reconcile net loss to
  net cash provided by (used in) operating activities:
     Depreciation and amortization:
        Property, fixtures, and equipment                                 134,662           186,259
        Purchased software                                                  5,980             5,980
     Change in market value trading securities                                  -           107,096
     Proceeds from sale of trading securities                                   -           967,922
     Gain on sale of trading securities                                         -            (1,827)
     Decrease in deferred income taxes payable                                  -          (389,000)
     Loss on sale of land                                                       -            25,000
     Decrease in trade accounts receivable                                 99,421            28,330
     Decrease (increase) in other current assets and other assets         100,992          (146,432)
     Decrease in inventories                                               71,419           132,473
     Increase (decrease) in accounts payable and accrued expenses          70,455           (63,970)
     Decrease in deferred revenue                                          (1,981)          (10,741)
     Decrease in income taxes payable                                           -          (382,935)
                                                                        ---------         ---------
        Net cash provided by (used in) operating activities               124,137          (311,628)

Cash flows from investing activities:
  (Decrease) increase in due to affiliates                              (137,446)            46,500
  Proceeds from sale of land                                               8,919            200,000
  Purchase of property and equipment and other intangible assets          (3,509)           (73,181)
                                                                        ---------         ---------
        Net cash (used in) provided by investing activities             (132,036)           173,319

Cash flows from financing activities:
  Payment of long-term debt                                              (49,184)           (42,868)
                                                                        ---------         ---------
        Net cash used in financing activities                            (49,184)           (42,868)
                                                                        ---------         ---------
        Net decrease in cash and cash equivalents                        (57,083)          (181,177)

Cash and cash equivalents at beginning of period                         227,071            451,152
                                                                        ---------         ---------
Cash and cash equivalents at end of period                            $  169,988        $   269,975
                                                                        ---------         ---------
                                                                        ---------         ---------

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
        Interest                                                      $   12,734        $    18,590
        Income taxes                                                           -            310,000



See accompanying notes to financial statements.

                                  CE SOFTWARE INC.
                           Notes to Financial Statements
                                  March 31, 2000
                                    (Unaudited)

1)  Accounting policies

During interim periods, CE Software, Inc. (CESI), which was a wholly-owned subsidiary of CE Software Holdings, Inc. (Holdings) during the periods covered by this report, follows the accounting policies set forth in the financial information in its Form 10-SB filed with the Securities and Exchange Commission. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the financial reports in its Form 10-SB when reviewing interim financial results.

Results of Operations
The results of operations for the interim period reported are not necessarily indicative of results to be expected for the year. The information reflects all the adjustments (none of which were other than normal recurring items) which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.

2) Subsequent Events

On April 27, 2000, CESI effected a stock dividend to Holdings of 1,130,124 shares. All common shares and per share amounts have been adjusted retroactively to give effect to the stock dividend.

After the close of business on April 28, 2000, Holdings consummated a merger with Lightning Rod Software, Inc. (Lightning Rod). Immediately prior to the merger, Holdings declared and paid a dividend to all of its shareholders of one share of CESI for each outstanding share of Holdings (Spin-off), which represented all the outstanding shares of CESI after the stock dividend discussed in the above paragraph.

In conjunction with the merger of Holdings and Lightning Rod, Holdings immediately prior to the merger contributed to CESI as additional capital, cash of approximately $406,000 and all amounts owed by CESI to Holdings of approximately $694,000. In addition, CESI could receive additional Holdings capital contributions which are based upon certain Holdings stock options exercised within three months after the merger. Through June 8, 2000, additional capital contributions of approximately $8,000 have been received by CESI from the exercise of such options.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following discussion should be read in conjunction with the financial statements and related notes included elsewhere herein. Historical results and percentage relationships are not necessarily indicative of the operating results for any future period. The financial information is reported for CESI as if it had been a separate reporting company during the periods reported, although the spin-off did not take place until April 28, 2000.

The following table sets forth certain data derived from the statements of operations, expressed as a percentage of net revenues for the quarters ended March 31, 2000 and 1999.


                         Quarter Ended March 31, Six Months Ended March 31,
                              2000      1999         2000      1999
Percentage of net revenues:
Net revenues                   100%     100%         100%      100%
Cost of revenues                30       28           26        25
                               ---      ---          ---       ---
   Gross profit                 70       72           74        75

Sales and marketing             35       82           29        60
General and administrative      52       60           43        48
Research and development        25       53           23        42
                               ---      ---          ---       ---
   Total operating expenses    112      195           95       150
                               ---      ---          ---       ---
   Operating loss              (42)    (123)         (21)      (75)

Other income, net                -      (84)          (1)      (10)
   Loss before income taxes    (42)    (207)         (22)      (85)
                               ---      ---          ---       ---
Income tax benefit               -       76            -        32
                               ---      ---          ---       ---
   Net loss                    (42)%   (131)%        (22)%     (53)%
                               ---      ---          ---       ---
                               ---      ---          ---       ---


Three months ended March 31, 2000

Net Revenues

Net revenues for the second quarter of the current year were $735,000 compared to $580,000 for the second quarter of the prior year. Revenues were up in both the Personal Application and Messaging groups compared to same period a year ago.

Revenues from the Company's Personal Application products increased 52% compared to the prior year, and as a percentage of net revenues, accounted for approximately 40% of the Company's current revenues compared to 33% a year ago. Nearly all of these revenues are from the sales of QuicKeys, the Company's productivity enhancing utility. A new version of QuicKeys for Windows was released in the first quarter of fiscal year 1999. During the second quarter of the current fiscal year, approximately 9% of the Personal Application revenue resulted from sales of QuicKeys for Windows, down from 23% during the second quarter a year ago.

As a percentage of net revenues, approximately 60% of the Company's current revenues were from the Messaging product group compared to 67% a year ago.
The Company's Messaging product revenues were up 14% over the same period a year ago. The majority of these revenues consists of the QuickMail Pro/Office products which are cross-platform, open standards messaging products available for both Microsoft Windows and Macintosh environments. Historically, these revenues were primarily derived from QuickMail LAN, the Company's Macintosh server based, E-mail solution, but over the past few years, revenues from QuickMail LAN declined significantly and the product was discontinued in fiscal 1999. The Company's efforts to promote QuickMail Pro/Office to its QuickMail LAN users for a year 2000 solution resulted in the current increase in the Messaging product revenues from the prior year. Despite the increase, in management's opinion, these revenues will continue to be negatively impacted by the development of strong competition within the E-mail market. This competition includes the prevalence of inexpensive, and in some cases free, E-mail software. Such competition is expected to continue and may hinder substantial, long-term growth of this product group.

Net revenues from international channels increased to approximately $290,000 in the second quarter of the current year, from $197,000 in the second quarter of the prior year, representing 39% and 34% of net revenues, respectively.
The increase was primarily within the European market as a result of upgrades associated with the year 2000 and the release of translated versions of QuickMail.

Cost of Revenues

The Company's cost of revenues is composed primarily of: 1) the costs of product materials such as manuals, CD-ROMs, diskettes, and packaging; 2) amortization of capitalized purchased software; 3) royalties paid to outside developers for the use of certain software included with some of the Company's products; 4) manufacturing expenses; and 5) amortization of capitalized translation costs.

Cost of revenues increased $55,000 in the second quarter of fiscal 2000 compared to the same period a year ago. As a percentage of net revenues, cost of revenues increased to 30% from 28%. The increase is due to increasing the obsolete inventory valuation reserve.

Sales and Marketing

Sales and marketing expenses decreased $220,000 or 46%, during the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999. The major variances are primarily decreases in marketing/advertising expenses, $173,000 and salaries and benefits, $15,000. Marketing/advertising expenses decreased as a result of a more focused marketing strategy and no products being launched during the second quarter. A smaller sales and marketing workforce accounted for the decrease in salaries and benefits.

General and Administrative

General and administrative expenses are composed principally of salaries of general, administrative, and technical support personnel, fees for professional services, amortization of other intangible assets, and facilities expenses. These expenses for the second quarter increased 10% or $34,000 from the second quarter of the prior year, representing 52% and 60% of net revenues for second fiscal quarter of the current year and prior year, respectively. The major changes in expenses are mainly due to higher salaries and related expenses of $103,000 due to a workforce restructure in the second quarter of fiscal 2000;
a decrease in depreciation and amortization of $40,000 due to a portion of intangible assets and fixed assets becoming fully amortized or depreciated;
a decrease in other outside services of $17,000 due to less expenses associated with a software conversion that occurred during the second quarter of fiscal 1999; and a decrease in contract labor and temporary help of $16,000 as a result of less use of outside labor due to the workforce restructure.

Research and Development

Research and development expenses decreased to $186,000 in the second quarter of fiscal 2000, compared to $308,000 in the second quarter of the prior year, representing 25% and 53% of net revenues, respectively. The primary areas that decreased in the second quarter of fiscal 2000 were salaries and benefits of $65,000, associated with workforce reductions and contract labor and temporary help of $47,000, due to a more focused development.

Income Tax Benefit

No income tax benefit was recorded by the Company for the second quarter of fiscal 2000 due to continued losses.


Six Months ended March 31, 2000

Net Revenues

Net revenues for the first six months of the current year were $1,650,000 compared to $1,449,000 for the same period last year. The 14% increase in net revenues was due to a $134,000 increase in revenues from the Company's Messaging products and a $67,000 increase in revenues from the Company's Personal Applications products.

Approximately 34% of the revenues for the first six months of the current and prior fiscal years are from Personal Application products. Nearly all of these revenues are from the sales of QuicKeys, the Company's productivity enhancing utility program. During fiscal 1998, this product was only available for the Apple Macintosh market. The Macintosh's smaller market share over the last few years has negatively impacted these revenues and in the opinion of management, the new version of QuicKeys for Windows, released in this first quarter of fiscal year 1999 offers meaningful long-term growth potential even though during the first six months of the current fiscal year, approximately 10% of the Personal Application revenue resulted from the release of QuicKeys for Windows compared to 21% a year ago.

Revenues from Messaging products accounted for 66% of total net revenues.
The majority of these revenues consist of the QuickMail Pro/Office products which are cross-platform, open standards messaging products available for both Microsoft Windows and Macintosh environments. Historically, these revenues were primarily derived from QuickMail LAN, the Company's Macintosh server based, E-mail solution, but over the past few years, revenues from QuickMail LAN declined significantly and the product was discontinued in fiscal 1999. The Company's efforts to promote QuickMail Pro/Office to its QuickMail LAN users for a year 2000 solution resulted in the current increase in the Messaging product revenues from the prior year. Despite the increase, in management's opinion, these revenues will continue to be negatively impacted by the development of strong competition within the E-mail market. This competition includes the prevalence of inexpensive, and in some cases free, E-mail software. Such competition is expected to continue and may hinder substantial, long-term growth of this product group.

Approximate net revenues by product group for the six-month periods ended March 31, 2000 and 1999 are as follows:

                       2000          1999
Messaging                 $1,092,000    $  958,000
Personal Applications        558,000       491,000
                          ----------    ----------
Total net revenues        $1,650,000    $1,449,000

Net revenues from international channels increased to approximately $634,000 in the first six months of the current year, from $473,000 in the same period a year ago, representing 38% and 33% of net revenues, respectively. The increase was primarily within the European market as a result of upgrades associated with the year 2000 and the release of translated versions of QuickMail.

Cost of Revenues

The Company's cost of revenues is composed primarily of: 1) the costs of product materials such as manuals, CD-ROMs, diskettes, and packaging; 2) amortization of capitalized purchased software; 3) royalties paid to outside developers for the use of certain software included with some of the Company's products; 4) manufacturing expenses; and 5) amortization of capitalized translation costs.

Cost of revenues, as a percentage of net revenues, increased from 25% to 26% in the first six months of fiscal 2000, compared to the same period a year ago. The increase is due to increasing the obsolete inventory valuation reserve.

Sales and Marketing

Sales and marketing expenses in the first six months of fiscal 2000 were reduced $384,000, or 44% compared to the first six months of fiscal 1999. The decrease was primarily a result of lower marketing/advertising expenses of $333,000 and contract labor and temporary help of $16,000. The lower expenses were due to the continued focus of marketing programs and advertising.

General and Administrative

General and administrative expenses are composed principally of salaries and benefits of administrative and technical support personnel, fees for professional services, amortization of intangible assets and facilities expenses. These expenses for the first six months of fiscal 2000 increased $17,000, or 2% from the same period a year ago. The increase in expenses was from an increase in salaries and benefits of $136,000, resulting from additional expenses related to workforce reductions, which were primarily offset by decreases in depreciation and amortization expense of $66,000 as a result of a portion of intangible assets and fixed assets becoming fully amortized or depreciated, and a decrease in contract labor and temporary help of $39,000, due to the lower expenses associated with a system conversion.

Research and Development

Research and development expenses decreased to approximately $378,000 for the first six months of the current year from $605,000 in the same period last year, representing 23% and 42% of net revenues, respectively. The primary areas that decreased in the first six months of fiscal 2000 were salaries and benefits of $98,000 and contract labor of $94,000. The decreases in salaries and benefits and contract labor and temporary help were the result of workforce reductions and a more focused development effort.

Income Tax Benefit

No income tax benefit was recorded by the Company for the first six months of fiscal 2000 due to continued losses.



Liquidity and Capital Resources

Cash and cash equivalents decreased by $57,000 to $170,000 at the end of the second quarter of fiscal 2000 from $227,000 at the end of fiscal 1999. The decrease in cash and cash equivalents was primarily the result of the operating losses during the first six months of fiscal 2000. As discussed in note 2 to the financial statements, subsequent to March 31, 2000 approximately $1,100,000 was contributed by Holdings to CESI as additional capital for all amounts owed by CESI to its former parent. The Company believes it can fund its working capital needs from operations and available cash and equivalents through fiscal year 2000.



Risk and Uncertainty

The preceding statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-QSB which are not historical facts are forward looking statements. These forward looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, the risk that new products and product upgrades may not be effected on a timely basis; the risk that such products may not achieve market acceptance within the Windows or Macintosh markets; the risk that the prevalence and functionality of available free E-mail software will increase and further erode revenues; the risk that new operating systems or new technologies could render current products obsolete or unmarketable; and the risk that the Company would not be able to fund its working capital needs from cash flows.

CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES

PART II:  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits

  (3.1) Articles of Incorporation

        Incorporated by reference to Exhibit 2.1 of Form 10SB/A filed with the Commission on March 10, 2000.

  (3.2) Bylaws

        Incorporated by reference to Exhibit 2.2 of Form 10SB/A filed with the Commission on March 10, 2000.

  (11)  Statement regarding computation of per share earnings

        The computation of per share earnings is contained on page 4 of this report.

  (27)  Financial Data Schedule - electronic filers only

 (b) Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended March 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 CE SOFTWARE, INC.
                                   (Registrant)

          Signature                 Title                   Date

/s/ John S. Kirk                                           June 12, 2000
_________________________ President and Chief Financial    ______________
   (John S. Kirk)         Officer

                                              EXHIBIT INDEX

Exhibit
Number       Description

27           Financial Data Schedule - electronic filers only