Form 10QSB
period 2000-06-30
CE SOFTWARE INC
filed 2000-08-15
CIK 1103393

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                 FORM 10-QSB


 X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended June 30, 2000.

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


           YES     X                               NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

July 31, 2000           Common Stock         1,131,124

CE SOFTWARE, INC.
Table of Contents


Part I FINANCIAL INFORMATION

Item 1.  Financial Statements:                                       Page

         Balance Sheets
         June 30, 2000 and September 30, 1999                         1

         Statements of Operations and Comprehensive Loss
         Three Months and Nine Months Ended June 30, 2000 and 1999    2

         Statements of Cash Flows
         Nine Months Ended June 30, 2000 and 1999                     3

         Notes to Financial Statements                                4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          5

Part II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                            10

SIGNATURES                                                           11




PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                                 CE SOFTWARE, INC.
                                  BALANCE SHEETS
                        June 30, 2000 and September 30, 1999
                                   (Unaudited)

                                                                  June 30          September 30
Assets
Current assets:
  Cash and cash equivalents                                  $    401,841         $    227,071
  Trade accounts receivable                                       425,879              500,185
  Recoverable income taxes                                        176,121              176,121
  Inventories                                                     147,175              250,208
  Other current assets                                            175,103              287,725
                                                             ------------         ------------
     Total current assets                                       1,326,119            1,441,310
                                                             ------------         ------------
                                                             ------------         ------------
Property, fixtures, and equipment:
  Land                                                             82,877               91,796
  Building                                                      1,312,016            1,312,016
  Fixtures and equipment                                        2,722,940            2,716,807
                                                             ------------         ------------
     Total property, fixtures, and equipment                    4,117,833            4,120,619
                                                             ------------         ------------
  Less accumulated depreciation                                 2,902,165            2,710,159
                                                             ------------         ------------
     Net property, fixtures, and equipment                      1,215,668            1,410,460
                                                             ------------         ------------
  Other intangible assets, net of amortization                     12,957               21,927
  Other assets                                                     28,485               19,285
                                                             ------------         ------------
     Total assets                                            $  2,583,229         $  2,892,982
                                                             ------------         ------------
                                                             ------------         ------------
Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of long-term debt                          $    106,431         $    100,237
  Trade accounts payable                                          108,689              207,259
  Accrued payroll and benefits                                    123,134              141,144
  Other accrued payables                                          115,541              120,057
  Due to affiliates                                                     -              825,701
  Deferred revenue                                                  2,723                9,444
                                                             ------------         ------------
     Total current liabilities                                    456,518            1,403,842
  Long-term debt, net of current portion                          160,211              240,859
                                                             ------------         ------------
     Total liabilities                                            616,729            1,644,701
                                                             ------------         ------------

Stockholders' equity:
  Common stock                                                    113,112              113,112
  Additional paid in capital                                    1,185,093               35,910
  Retained earnings                                               668,295            1,099,259
                                                             ------------         ------------
     Total stockholders' equity                                 1,966,500            1,248,281
                                                             ------------         ------------
     Total liabilities and stockholders' equity              $  2,583,229         $  2,892,982
                                                             ------------         ------------
                                                             ------------         ------------


See accompanying notes to financial statements.

                                 CE SOFTWARE INC.
                Statements of Operations and Comprehensive Loss
           For the three and six months ended June 30, 2000 and 1999
                                   (Unaudited)

                                                Three Months Ended June 30,       Six Months Ended June 30,
                                                    2000            1999               2000           1999

Net revenues                                   $ 751,567        $ 1,346,759       $ 2,401,850     $ 2,795,663
Cost of revenues                                 146,653            236,592           580,011         607,175
                                             -----------        -----------       -----------     -----------
     Gross profit                                604,914          1,110,167         1,821,839       2,188,488

Sales and marketing                              208,140            466,182           665,740       1,333,520
General and administrative                       302,681            362,716         1,075,595       1,050,263
Research and development                         171,835            288,642           508,425         893,678
                                             -----------        -----------       -----------     -----------
     Operating expenses                          682,656          1,117,540         2,249,760       3,277,461
                                             -----------        -----------       -----------     -----------
        Operating loss                           (77,742)            (7,373)         (427,921)     (1,088,973)

Other income (expense):
Gain on sale of investments                            -                  -                 -           1,827
Loss on sale of land                                   -                  -                 -         (25,000)
Change in market value of trading securities           -            (53,459)                -        (160,555)
Miscellaneous income                               3,942                  -             6,543               -
Interest income                                    5,107                406             8,349           2,376
Interest expense                                  (5,459)            (8,154)          (17,935)        (26,973)
                                             -----------        -----------       -----------     -----------
     Total other income (expense)                  3,590            (61,207)           (3,043)       (208,325)
                                             -----------        -----------       -----------     -----------

Loss before income tax benefit                   (74,152)           (68,580)         (430,964)     (1,297,298)
Income tax benefit                                     -             14,000                 -         472,935
                                             -----------        -----------       -----------     -----------
        Net loss                                 (74,152)           (54,580)         (430,964)       (824,363)

Other comprehensive loss, before tax -
        Unrealized loss on securities                  -            (60,776)                -        (379,980)
Income tax benefit related to items of other
        comprehensive loss                             -             24,000                 -         156,000
                                             -----------        -----------       -----------     -----------

Comprehensive loss                             $ (74,152)         $ (91,356)       $ (430,964)    $(1,048,343)
                                             -----------        -----------       -----------     -----------
                                             -----------        -----------       -----------     -----------

Basic net loss per share                       $    (.07)         $    (.05)       $     (.38)    $      (.73)

Shares used in per share calculation - basic   1,131,124          1,131,124         1,131,124       1,131,124

Diluted net loss per share                     $    (.07)         $    (.05)       $     (.38)    $      (.73)

Shares used in per share calculation - diluted 1,131,124          1,131,124         1,131,124       1,131,124


See accompanying notes to consolidated financial statements.

                                 CE SOFTWARE INC.
                             Statements of Cash Flows
               For the nine months ended June 30, 2000 and 1999
                                   (Unaudited)

                                                                            2000              1999
Cash flows from operating activities:
    Net loss                                                            $(430,964)       $(824,363)
    Adjustments to reconcile net loss to
       net cash provided by (used in) operating activities:
         Depreciation and amortization:
         Property, fixtures, and equipment                                192,006          271,699
         Purchased software                                                 8,970            5,980
       Change in market value trading securities                                -          221,331
       Proceeds from sale of trading securities                                 -          967,922
       Gain on sale of trading securities                                       -           (1,827)
       Decrease in deferred income taxes payable                                -         (508,776)
       Loss on sale of land                                                     -           25,000
       Decrease (increase) in trade accounts receivable                    74,306         (251,443)
       Decrease (increase) in other current assets and other assets       103,422         (121,375)
       Decrease in inventories                                            103,033          101,306
      (Decrease) increase in accounts payable and accrued expenses       (121,096)          53,548
       Decrease in deferred revenue                                        (6,721)         (19,914)
       Decrease in income taxes payable                                         -         (337,934)
                                                                       ----------      -----------
         Net cash used in operating activities                            (77,044)        (418,846)

Cash flows from investing activities:
    Increase in additional paid in capital                                 26,587                -
    Increase in due to affiliates                                         296,895           38,696
    Proceeds from sale of land                                              8,919          200,000
    Purchase of property and equipment and other intangible assets         (6,133)         (78,899)
                                                                       ----------      -----------
         Net cash provided by investing activities                        326,268          159,797

Cash flows from financing activities:
    Payment of long-term debt                                             (74,454)         (65,270)
                                                                       ----------      -----------
         Net cash used in financing activities                            (74,454)         (65,270)
                                                                       ----------      -----------
         Net increase (decrease) in cash and cash equivalents             174,770         (324,319)

Cash and cash equivalents at beginning of period                          227,071          451,152
                                                                       ----------      -----------
Cash and cash equivalents at end of period                              $ 401,841        $ 126,833
                                                                       ----------      -----------
                                                                       ----------      -----------

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest                                                         $   18,193         $ 28,878
      Income taxes                                                              -          310,000
    Investing and financing activities:
      Amounts due to affiliates contributed as
      additional paid in capital                                       $1,122,596                -



See accompanying notes to consolidated financial statements.

CE SOFTWARE, INC.
Notes to Financial Statements
June 30, 2000
(Unaudited)

1) Accounting policies

During interim periods, CE Software, Inc. (CESW), which was a wholly-owned subsidiary of CE Software Holdings, Inc. (Holdings) through April 28, 2000, follows the accounting policies set forth in the financial information in its Form 10-SB filed with the Securities and Exchange Commission. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the financial reports in its Form 10-SB when reviewing interim financial results.

Results of Operations
The results of operations for the interim period reported are not necessarily indicative of results to be expected for the year. The information reflects all the adjustments (none of which were other than normal recurring items), which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.

Reclassification
Certain amounts have been restated to conform with current presentation.


2) Subsequent Events

On April 27, 2000, CESW effected a stock dividend to Holdings of 1,130,124 shares. All common shares and per share amounts have been adjusted retroactively to give effect to the stock dividend.

After the close of business on April 28, 2000, Holdings consummated a merger with Lightning Rod Software, Inc. (Lightning Rod). Immediately prior to the merger, Holdings declared and paid a dividend to all of its shareholders of one share of CESW for each outstanding share of Holdings (Spin-off), which represented all the outstanding shares of CESW after the stock dividend discussed in the above paragraph.

In conjunction with the merger of Holdings and Lightning Rod, Holdings immediately prior to the merger contributed to CESW as additional capital, cash of approximately $431,000 and all amounts owed by CESW to Holdings of approximately $692,000. In addition, CESW could receive additional Holdings capital contributions, which are based upon certain Holdings stock options, exercised within three months after the merger. Since July 1, 2000, additional capital contributions of approximately $314,000 have been received by CESW from the exercise of such options.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following discussion should be read in conjunction with the financial statements and related notes included elsewhere herein. Historical results and percentage relationships are not necessarily indicative of the operating results for any future period. The financial information is reported for CESW as if it had been a separate reporting company during the periods reported, although the Spin-off did not take place until April 28, 2000.

The following table sets forth certain data derived from the statements of operations, expressed as a percentage of net revenues for the quarters ended June 30, 2000 and 1999.



                             Quarter Ended June 30,  Nine Months Ended June 30,
                               2000       1999           2000      1999
Percentage of net revenues:
Net revenues                   100%       100%           100%      100%
Cost of revenues                20         18             24        22
                               ---        ---            ---       ---
    Gross profit                80         82             76        78

Sales and marketing             28         35             28        48
General and administrative      40         27             45        37
Research and development        23         21             21        32
                               ---        ---            ---       ---
    Total operating expenses    91         83             94       117
                               ---        ---            ---       ---
    Operating loss             (11)        (1)           (18)      (39)

 Other income (expense), net     1         (4)             -        (7)
                               ---        ---            ---       ---
    Loss before income taxes   (10)        (5)           (18)      (46)
 Income tax benefit              -          1              -        17
                               ---        ---            ---       ---
    Net loss                   (10)%       (4)%          (18)%     (29)%
                               ---        ---            ---       ---
                               ---        ---            ---       ---



Three months ended June 30, 2000
Net Revenues

Net revenues for the third quarter of the current year were $752,000 compared to $1,347,000 for the third quarter of the prior year. Revenues were down in both the Personal Application and Messaging groups compared to same period a year ago.

Revenues from the Company's Personal Application products decreased 44% compared to the prior year, and as a percentage of net revenues, accounted for approximately 45% of the Company's current and prior year revenues. Nearly all of these revenues are from the sales of QuicKeys, the Company's productivity enhancing utility. A new version of QuicKeys for Windows was released in the first quarter of fiscal year 1999. During the third quarter of the current fiscal year, approximately 9% of the Personal Application revenue resulted from sales of QuicKeys for Windows, up from 8% during the third quarter a year ago.

As a percentage of net revenues, approximately 55% of the Company's current and prior year third quarter revenues were from the Messaging product group. The Company's Messaging product revenues were down 45% over the same period a year ago. The majority of these revenues consist of the QuickMail Pro/Office products, which are cross-platform, open standards messaging products available for both Microsoft Windows and Macintosh environments. Historically, these revenues were primarily derived from QuickMail LAN, the Company's Macintosh server based, E-mail solution, but over the past few years, revenues from QuickMail LAN declined significantly and the product was discontinued in fiscal 1999. In management's opinion, this decline in revenues will continue to be negatively impacted by the development of strong competition within the E-mail market. This competition includes the prevalence of inexpensive, and in some cases free, E-mail software. Such competition is expected to continue and may hinder substantial, long-term growth of this product group.

Net revenues from international channels decreased to approximately $213,000 in the third quarter of the current year, from $228,000 in the third quarter of the prior year, representing 28% and 17% of net revenues, respectively.


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

Cost of revenues decreased $90,000 in the third quarter of fiscal 2000 compared to the same period a year ago. As a percentage of net revenues, cost of revenues increased to 20% from 18%. The increase is due to lower revenues, which result in fixed charges, such as amortization, being higher on a percentage basis.


Sales and Marketing

Sales and marketing expenses decreased $258,000 or 55%, during the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999. The variances are primarily decreases in marketing/advertising expenses of $154,000; salaries and benefits, $47,000; overhead allocation, $34,000; contract labor and temporary help, $11,000 and miscellaneous, $12,000. The decreases are a result of a smaller sales and marketing workforce, a reallocation of overhead because of the workforce reduction and restructuring, and a more focused marketing/advertising program.


General and Administrative

General and administrative expenses are composed principally of salaries of general, administrative, and technical support personnel, fees for professional services, amortization of other intangible assets, and facilities expenses. These expenses for the third quarter decreased 17% or $60,000 from the third quarter of the prior year, representing 40% and 27% of net revenues for third fiscal quarter of the current year and prior year, respectively.
The decrease in expenses is the net effect of decreases in salaries and benefits, $55,000; depreciation and amortization, $28,000; shipping, $23,000; and contract labor and temporary help, $18,000; and an increase in overhead allocation of $64,000. The decreases are a result of a smaller workforce, lower shipping costs associated with the prior year QuicKeys upgrade release, and less reliance on contract labor. The increase in overhead is a result of the reallocation of expenses among the various departments as discussed previously.

Research and Development

Research and development expenses decreased to $172,000 in the third quarter of fiscal 2000, compared to $289,000 in the third quarter of the prior year, representing 23% and 21% of net revenues, respectively. The primary areas that decreased in the third quarter of fiscal 2000 were salaries and benefits, $54,000; and contract labor and temporary help, $32,000; and overhead allocation, $31,000. The decreases were the result of a smaller workforce, the reallocation of overhead expenses as discussed previously and less reliance on contract labor.


Income Tax Benefit

No income tax benefit was recorded by the Company for the third quarter of fiscal 2000 due to continued losses.


Nine Months ended June 30, 2000

Net Revenues

Net revenues for the first nine months of the current year were $2,402,000 compared to $2,796,000 for the same period last year. The 14% decrease in net revenues was due to a $194,000, or 12% decrease in revenues from the Company's Messaging products and a $200,000, or 18% decrease in revenues from the Company's Personal Applications products.

Approximately 37% of the revenues for the first nine months of the current fiscal year are from Personal Application products compared to 39% a year ago. Nearly all of these revenues are from the sales of QuicKeys, the Company's productivity enhancing utility program. During fiscal 1998, this product was only available for the Apple Macintosh market. The Macintosh's smaller market share over the last few years has negatively impacted these revenues and in the opinion of management, the new version of QuicKeys for Windows, released in this first quarter of fiscal year 1999 offers meaningful long-term growth potential even though during the first nine months of the current fiscal year, approximately 10% of the Personal Application revenue resulted from the release of QuicKeys for Windows compared to 14% a year ago.

Revenues in the current year from Messaging products accounted for 63% of total net revenues compared to 61% a year ago. The majority of these revenues consist of the QuickMail Pro/Office products, which are cross-platform, open standards messaging products available for both Microsoft Windows and Macintosh environments. Historically, these revenues were primarily derived from QuickMail LAN, the Company's Macintosh server based, E-mail solution, but over the past few years, revenues from QuickMail LAN declined significantly and the product was discontinued in fiscal 1999. The Company's efforts to promote QuickMail Pro/Office to its QuickMail LAN users for a year 2000 solution resulted in the current increase in the Messaging product revenues from the prior year. Despite the increase, in management's opinion, these revenues will continue to be negatively impacted by the development of strong competition within the E-mail market. This competition includes the prevalence of inexpensive, and in some cases free, E-mail software. Such competition is expected to continue and may hinder substantial, long-term growth of this product group.

Approximate net revenues by product group for the nine-month periods ended June 30, 2000 and 1999 are as follows:

                                2000         1999
Messaging                    $1,504,000    $1,698,000
Personal Applications           898,000     1,098,000
                             ----------    ----------
Total net revenues           $2,402,000    $2,796,000

Net revenues from international channels increased to approximately $847,000 in the first nine months of the current year, from $701,000 in the same period a year ago, representing 35% and 25% of net revenues, respectively. The increase was primarily within the European market as a result of upgrades associated with the year 2000 and the release of translated versions of QuickMail.


Cost of Revenues

The Company's cost of revenues is composed of: 1) the costs of product materials such as manuals, diskettes, and packaging; 2) amortization of capitalized translation costs; 3) amortization of capitalized manufacturing expenses; 4) royalties paid to outside developers for the use of certain software included with some of the Company's products; and 5) amortization of capitalized purchased software.

Cost of revenues, as a percentage of net revenues, increased to 24% in the first nine months of fiscal 2000, compared to 22% in the same period a year ago. The increase is due to lower revenues, which result in fixed charges, such as amortization, being higher on a percentage basis.


Sales and Marketing

Sales and marketing expenses in the first nine months of fiscal 2000 were reduced $668,000, or 50% compared to the same period a year ago. This decrease was mainly a result of lower marketing/advertising expense of $488,000; overhead allocation, $77,000; salaries and benefits, $50,000;
contract labor and temporary help, $26,000; miscellaneous, $15,000 and dues and subscriptions, $12,000. The decreases are a result of a more focused marketing/advertising program, a smaller sales and marketing workforce, and a reallocation of overhead because of the workforce reduction and restructuring.


General and Administrative

General and administrative expenses are composed principally of salaries and benefits of administrative and technical support personnel, fees for professional services, amortization of intangible assets and facilities expenses. In aggregate, these expenses for the first nine months of fiscal 2000 remained virtually unchanged from the prior nine months, representing
45% and 37% of net revenues, respectively. Decreases in depreciation and amortization, $94,000; contract labor and temporary help, $57,000; shipping, $38,000; telephone, $24,000; other outside services, $17,000; were offset by increases in overhead allocation, $175,000; and salaries and benefits, $81,000. The decrease in depreciation and amortization was as a result of a portion of intangible assets and fixed assets becoming fully amortized or depreciated. The decreases in contract labor, shipping, telephone, and other outside services were the result of cost saving measures. A reallocation of overhead expenses as discussed previously resulted in the increase in overhead allocation. The increase in salaries and benefits resulted from the retention of key personnel through the merger.


Research and Development

Research and development expenses decreased to $508,000 for the first nine months of the current year from $894,000 during the same period last year, representing 21% and 32% of net revenues, respectively. The primary areas that decreased in the first nine months of fiscal 2000 were a decrease in salaries and benefits, $152,000, contract labor and temporary help, $126,000; overhead allocation, $98,000 and miscellaneous, $9,000. The decreases in salaries and benefits and contract labor and temporary help were the result of a more focused development effort, while the decrease in overhead was due to the reallocation of expenses as discussed previously.

Income Tax Benefit

No income tax benefit was recorded by the Company for the nine months ended fiscal 2000 due to continued losses.

Liquidity and Capital Resources

Cash and cash equivalents increased by $175,000 to $402,000 at the end of the third quarter of fiscal 2000 from $227,000 at the end of fiscal 1999. The increase in cash and cash equivalents was primarily due to the additional capital contribution of $431,000 in cash and the contribution of $27,000 from the exercise of stock options described in note 2 to the financial statements. As discussed in note 2 to the financial statements, as of April 28, 2000 approximately $1,123,000 (including the $431,000 in cash mentioned abive) was contributed by Holdings to CESW as additional capital. The Company believes it can fund its working capital needs from operations and available cash and equivalents through June 30, 2001.


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

                           PART II:  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              (27) Financial Data Schedule - electronic filers only

         (b)  Reports on Form 8-K

              There were no reports on Form 8-K filed during the quarter ended June 30, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               CE SOFTWARE, INC.
                                 (Registrant)

        Signature                Title                      Date


/s/ John S. Kirk                                         August 14, 2000
_________________       President and Chief Financial    _______________
   (John S. Kirk)       Officer

EXHIBIT INDEX


Exhibit
Number        Description

  27          Financial Data Schedule - for SEC filing only