Form 10KSB
period 2000-09-30
CE SOFTWARE INC
filed 2001-01-16
CIK 1103393

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2000.

|_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

                          Commission File No. 000-29741

                                CE SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

            Iowa                                            42-1298712
(State or other jurisdiction of                          (I.R.S. employer
incorporation or organization)                          Identification No.)

       1801 Industrial Circle
       West Des Moines, Iowa                                   50265
(Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (515) 221-1801
        ----------------------------------------------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $0.10 per share
                                (Title of class)

Indicate by mark (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES  |X|                NO   |_|

                             (Cover page continued)

Indicate by mark (X) if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Issuer's revenues for its most recent fiscal year:  $3,055,328

Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price on the OTCBB of the Common Stock on November 30, 2000: $594,397.

Number of shares outstanding of each of the registrant's classes of common stock as of November 30, 2000:

Common Stock            1,155,124

                      DOCUMENTS INCORPORATED BY REFERENCE:

List hereunder the following documents if incorporated by reference and the Part of the 10-KSB into which the document is incorporated.

Portions of the Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held March 23, 2001 are incorporated by reference into Part III.

                                CE SOFTWARE, INC.
                         2000 FORM 10-KSB ANNUAL REPORT
                                Table of Contents

                                                                            Page
                                                                            ----

Trademarks/Definitions                                                        1

                                     PART I

Item 1.  Business                                                             2
Item 2.  Properties                                                           9
Item 3.  Legal Proceedings                                                    9
Item 4.  Submission of Matters to a Vote of Security Holders                  9

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters                                                 10
Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 10
Item 7.  Financial Statements                                                14
Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                                 27

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant                  28
Item 10. Executive Compensation                                              28
Item 11. Security Ownership of Certain Beneficial Owners and
         Management                                                          28
Item 12. Certain Relationships and Related Transactions                      28

                                     PART IV

Item 13. Exhibits, Financial Statements, and Reports on Form 8-K             29
Signatures                                                                   30

TRADEMARKS/DEFINITIONS

BackMatic(TM), CEToolbox(TM), Choosy(TM), DialogKeys(TM), MailManager(TM), MassCopier(TM), MobileVision(TM), Mounty(TM), Mousies(TM), NameFinder(TM), NameServer(TM), ProKey(TM), QM Server(TM), QM Administrator(TM), QM-Connect Gateway(TM), QM Config(TM), QM-Data Collection Bridge(TM), QM-Direct Bridge(TM), QM Forms(TM), QM-Internet(TM) Gateway, QM-Link Gateway(TM), QM Menu(TM), QM-QM Bridge(TM), QM Remote(TM), QM-Script Gateway(TM), QM-Serial Gateway(TM), QM Server(TM), QM TimeOuts(TM), QuicKeys(R), QuickMail(TM), QuickMessenger(TM), QuickSend(TM), QuickTimer(TM), Scrap Ease(TM), Screen Ease(TM), Speak Ease(TM), TAA(TM), Technical Assistance Assistant(TM), and Vaccine(TM) are trademarks or registered trademarks of CE Software, Inc., an Iowa corporation.

IBM(R) is a registered trademark of International Business Machines Corporation ("IBM"). Macintosh(R) and Apple(R) are registered trademarks and Mac(TM) is a trademark of Apple Computer, Inc. ("Apple"). MS-DOS(R), Windows(R) and Microsoft(R) are registered trademarks of Microsoft Corporation ("Microsoft"). Intercall(TM) is a trademark of Holmen and Ungman. CalendarMaker(R) is a registered trademark of Prairie Group, Inc. QuickConference is a trademark of PrairieSoft, Inc.

                                     PART I

Item 1: Business

General

CE Software, Inc., an Iowa corporation, develops computer software products that enhance communications, connectivity and productivity for businesses and home-based personal computer users. The Company's products include personal productivity tools such as the QuicKeys product family, which as of November 1998 became available for use in the Microsoft's Windows operating system in addition to Apple's Macintosh operating system; and business e-mail software, collectively known as the QuickMail product family and developed for use with both Microsoft's Windows and Apple's Macintosh operating systems.

The Company

CE Software, Inc. (the Company) was formed in January 1987 as the successor to a business started in 1981 as the software development arm of a retail computer store known as Computer Emporium. The three founders of the Company, Richard A. Skeie, Donald M. Brown and John S. Kirk, still beneficially and collectively own approximately 25% of the Company's outstanding common stock. All three founders remain involved in the Company.

In February 1990, all the common stock of the Company was acquired by Anubis Corporation, which then changed its name to CE Software Holdings, Inc. The merger was accounted for as a reverse acquisition. CE Software Holdings, Inc. existed primarily as a stock holding company, and accordingly, the Company was a subsidiary of CE Software Holdings, Inc.

On March 1, 2000 the Company filed Amended and Restated Articles of Incorporation to effect a ten for one stock split of the Company's Common Stock. From and after the amendment, the Company has been authorized to issue 10,000,000 shares of Common Stock, par value $.10.

On April 28, 2000, the Company was spun-off by its parent by means of a dividend to shareholders of CE Software Holdings, Inc. Shareholders of CE Software Holdings, Inc. received one (1) share of the Company's common stock for each share of CE Software Holdings, Inc. stock held as of the close of business on April 28, 2000.

Early in the 1980's, the original business focused on developing accounting software, games, and programming products for the Apple II computer. Shortly after the release of the Macintosh computer in 1984, the Company released its first Macintosh program. For several years, the bulk of the Company's product development and sales was for the Macintosh. In 1987 the Company released its automation software QuicKeys. In 1988 the Company released its e-mail software QuickMail. Beginning in 1990, the Company focused on re-engineering its existing Macintosh e-mail product for use with Microsoft's DOS operating system. In 1992, an upgrade extended the functionality of QuickMail to users of Microsoft's Windows operating system.

In 1996 the Company re-engineered QuickMail LAN from a proprietary system to one based on the Internet's open standards. The new product, called QuickMail Pro now accommodates a Windows 95/98/00, Windows NT, or Mac OS e-mail server. In 1997 the Company released its QuickMail server for Macintosh. The Macintosh and Windows client software along with the Macintosh QuickMail server comprise QuickMail Office, a complete, client-server business e-mail solution for small to mid-sized companies running Windows or Mac OS clients with a Macintosh server.

In 1998 the Company re-engineered its second major product group, QuicKeys, to operate within Microsoft's Windows operating system. Like the Macintosh version, QuicKeys for Windows automates any repetitive, multi-step function to save the time of numerous repetitive keystrokes.

Products

The Company's business and personal productivity software products have received awards from professional groups, user groups, and industry trade publications both in the United States and internationally.

The Company's products can be divided into two distinct groups, personal productivity and messaging applications. The personal productivity group consists of QuicKeys and the messaging group includes QuickMail Office and QuickMail Pro. The Company's approximate net revenues are as follows:

                                                      Years ended September 30,
--------------------------------------------------------------------------------
                                                    2000                 1999
--------------------------------------------------------------------------------
Messaging                                        $1,833,000            2,329,000
Personal productivity                             1,222,000            1,459,000

--------------------------------------------------------------------------------
Total net revenues                               $3,055,000            3,788,000

The Company believes that the products in the messaging and personal productivity groups, as updated from time to time, will continue to make a significant revenue contribution. Of course, these products may be at risk of reduced sales if the Company is unable to produce competitive products or respond to changes in customer demands or operating system requirements.

Messaging

QuickMail Office is an easy-to-use electronic mail package aimed at small to mid-sized businesses. It was originally released as an e-mail system for Macintosh-centric local area networks (LAN) in 1988 (QuickMail LAN). Due to the new direction of the e-mail industry, QuickMail LAN was upgraded in 1996 and 1997 to QuickMail Office to offer full support for industry messaging standards. QuickMail Office provides important communications functionality such as sending and receiving of messages, remote access to e-mail and connectivity to other office locations and e-mail systems.

The Company also continues to sell, but does not support QuickMail LAN. Gateway and bridge software that connects QuickMail LAN with the Internet and with other applications are also still available from the Company.

In November 1996, the Company released QuickMail Pro, an Internet e-mail client for Windows and Macintosh. Originally available as a client-only solution, QuickMail Pro became part of a complete, all-in-one-box business e-mail solution with the addition of an e-mail server. The result was the debut of QuickMail Office in 1997.

In 1998 the Company released an upgrade to QuickMail Office, which included tools that help companies prevent the unauthorized use of server resources by people who send bulk e-mail, also known as "spam." In addition, the upgrade featured simplified address book management, improved integration with other e-mail programs and more efficient directory services plug-ins.

In June 1999, the Company released QuickMail Office 2.0 and QuickMail Pro 2.0 for Macintosh, a major upgrade of its easy-to-use Internet and interoffice e-mail system for mid-sized businesses. It includes an all-new interface, advanced contact management features, hierarchical file folders, built-in directory services, plus numerous other features and improvements.

In October 1999, the Company released QuickMail Pro 2.0 for Windows, a major upgrade of its easy-to-use Internet and personal e-mail client. This QuickMail Office 2.0 client, now available for both Windows and Macintosh, features an all-new interface, home and office e-mail account handling in one window, advanced contact management features, hierarchical file folders and dozens of other improvements.

In November 2000, the Company released QuickMail Pro 2.1 for Macintosh and Windows, a major upgrade of its easy-to-use Internet and personal e-mail client. This version features all-new HTML previewing, automatic updates, system multi-user support, advanced contact management features, lock client feature and dozens of other improvements.

Personal Applications

QuicKeys, the Company's automation utility, was first introduced in 1987 for Macintosh users and is now available for Microsoft's Windows users as well. QuicKeys automates any repetitive, multi-step function performed on a Macintosh or Windows computer. Since its release, QuicKeys has been the leading desktop automation package for the Macintosh computing environment and has won several awards from key computer industry publications such as Macworld magazine. The Windows version of QuicKeys was recently written up in PC World in an article titled "A Control Freak's Best Friend."

The Company released QuicKeys 3.0 in August 1993. Recognizing the changing requirements of the software industry, this release built in close support for two of the leading Apple Computer technology initiatives: Apple Events and AppleScript. In 1993, QuicKeys 3.0 was named Best Utility of the Year by the editors of MacUser magazine.

The Company released QuicKeys 3.5 in August 1996. QuicKeys 3.5 allows users to create customized toolbars and floating palettes for triggering shortcuts. Version 3.5 also supports batch processing, which performs the same QuicKeys sequence on multiple files.

The Company released QuicKeys 1.0 for Windows in November 1998. This new automation software is designed to save time and boost productivity for anyone who uses Microsoft Windows 95, 98 or NT 4.0. QuicKeys is designed to save a PC user's time and effort by automatically performing hundreds of common but time-consuming computer tasks, such as opening programs, typing text, choosing from menus, plus many more. QuicKeys also automates longer tasks that require several consecutive steps, such as compressing and sending files via e-mail. QuicKeys simply records the keystrokes and mouse-clicks involved in the task then play the entire sequence back, quickly and accurately, whenever the user presses the hot key or clicks the toolbar button designated for that task. In addition to helping PC users work faster and easier, QuicKeys makes all the elements of the user's computer system -- programs, documents, operating system and Internet connection -- work together more efficiently. For instance, a single QuicKeys sequence can easily perform a task that involves steps in several programs. With a wide range of features, QuicKeys can automate and control almost any function of any PC software. QuicKeys has garnered very favorable feedback from the press and customers.

QuicKeys 4.0 for Macintosh debuted in April 1999. Version 4.0 added Mac OS 8.5 compatibility, ten new plug-ins that increased function of the Web, Internet e-mail and the Macintosh desktop, enhanced reliability and performance, new toolbar functionality and 50 new time-saving features. Soon after, in October 1999, QuicKeys 4.1 for Macintosh was released. It included the following enhancements designed to improve QuicKeys' ease-of-use, speed, and reliability; owner-compatibility with Mac OS 9, instant e-mail plug-in updated to work with QuickMail Pro version 2.0, more reliability when creating and executing Apple Menu, File Launch and timed Shortcuts, and double-click items in Finder windows that overlap toolbars.

QuicKeys 5.0 for Macintosh was released in June 2000. Version 5.0 added greatly enhanced tabbed toolbars, pop out toolbars, speech activated triggers, create/view palette, OS 9 multi-user compatibility, many improvements to shortcuts, and many other new enhancements. This product has won many top awards and reviews for its usefulness and quality.

QuicKeys 2.0 for Windows was released in October 2000. This was a greatly enhanced version of QuicKeys for Windows that added a multitude of enhancements, actions, and features requested by customers. Some of the new enhancements include Pop out Toolbars, Check Spelling, Zip Files, QuickType, Screen Capture, Screen Saver, and Set System Clock as well as many other improvements and enhancements. This new version has been highly ranked in comparative reviews of automation software and has received many outstanding reviews from the leading PC reviewers.

Product Support

The Company believes that customer technical support is an important part of its overall performance. As of September 30, 2000, the Company had five employees involved in technical support services, available to all customers by electronic mail, Worldwide Web site, telephone, or fax. Certain customers are charged an annual maintenance fee for upgrades and support. Support services include explaining how the customer's computer works, how their other software works in relation to CE products, solving problems with software operation, and suggesting solutions to business and personal computing issues.

Distribution and Marketing

The Company's products are primarily marketed through independent distributors in the United States, through numerous independent dealers and distributors in other countries, directly to large corporate accounts under site licensing agreements, and directly to end-users through direct marketing campaigns.

Of the Company's total net revenues for fiscal 2000, approximately 26% are through independent, domestic, nonexclusive distributors. Sales to one such distributor, Ingram Micro, accounted for nearly 12% of total net revenues. Domestic distributors purchase product at a discount from list prices. The Company also distributes its products electronically from its Web site through the services of Digital River, which accounted for 12% of total net revenues.

Of the Company's total net revenues for fiscal 2000, approximately 34% are through independent, international distributors. Several of these distributors are limited by contract to distribution within a specified geographic area. The Company expects to continue emphasizing its international sales in upcoming periods. It currently provides translations of certain programs in, German, French and several other languages. Sales to three such distributors, Computers Unlimited in the United Kingdom, Prisma in West Germany, and Moreware in Sweden, accounted for approximately 14%, 3%, and 5% of total net revenues, respectively. International distributors generally require a somewhat larger discount, in return for various advertising, customer service, and customer registration duties performed by them.

The Company gives its distributors industry-standard rights of return for stock balancing and for defective products and replacement rights when products are upgraded to new versions. A reserve for returns has been recorded and was $34,600 and $31,000 at September 30, 2000 and 1999, respectively. Returns exchanged for product upgrades and new version releases do not have a material impact on the financial statements because of the Company's low cost to replace such returns. Returns from end users, for any reason, have not been significant.

Product Development

The personal computer software industry continues to undergo rapid technological change, requiring a continuous high level of enhancement of existing products and development of new products. The Company is committed to the creation of new products and is planning to continue the enhancement of existing products.

The Company's future financial performance will depend, in part, on the successful development, completion, and introduction of new software products, and of enhanced versions of existing products, and customer acceptance of those products. In the future, there is no assurance that the Company will not encounter difficulties that could delay or prevent the successful development of, or marketing of, new products and/or enhancements of existing products. There also can be no assurance that such products will yield positive results or that such results can be obtained on a timely basis or without the expenditure of substantial funds.

The Company's software products are primarily developed internally, although the Company has increased the amount of extended development with several partners and has purchased and/or licensed software products from independent authors and other software companies. As of September 30, 2000, 8 employees were engaged full time in product development. During fiscal years 2000 and 1999, the Company spent approximately $665,000 and $1,110,000, respectively, on product development and enhancement activities, representing approximately 22% and 29%, respectively, of net revenues in each of these periods.

Competition

The personal computer software market is highly competitive and has been subject to rapid change, which is expected to continue. The Company's competitors include many software vendors that have financial, marketing, and technological resources far in excess of those of the Company. Certain of these include Microsoft, IBM (Lotus), Qualcomm, Netscape Division of America Online, and Novell Corporation. Certain computer manufacturers have obtained software, directly competitive with the Company's products and have included that software within their computers and computer systems without additional charge to consumers. This practice negatively impacts the Company's ability to market its products.

The Company's messaging and personal productivity products are marketed primarily through the retail channel. All of these products face competing products offering many similar features. The Company believes that the principal competitive factors in the market include product features and functions, ease of understanding and operating the software, product reliability, price/performance characteristics, name recognition, and availability and quality of support and training services. Price competition is likely to become an increasing factor in the personal computer software market, which could, in turn, be expected to increase pressures on profit margins in the future.

Product Protection

The Company regards its software as proprietary and attempts to protect it with copyrights, trade secret laws, and internal nondisclosure safeguards, as well as restrictions on disclosure and transferability that are incorporated into its software license agreements. The Company licenses its software products to customers rather than transferring title. Despite these restrictions, it may be possible for competitors or users to copy aspects of the Company's products or to obtain information which the Company regards as trade secrets. Computer software generally can be patented only with difficulty, and existing copyright laws afford only limited practical protection. Policing unauthorized use of such a broadly disseminated product as computer software is difficult, and software piracy can be expected to be a persistent problem for the packaged software industry. These problems may be particularly acute in international markets. However, because of the rapid pace of technological change in its industry, such protections are less significant than factors such as knowledge, ability and experience of the Company's employees, frequent product enhancement, and the timeliness and quality of Company support services.

Employees

As of September 30, 2000, the Company employed 27 individuals. As of September 30, 1999, December 31, 1999, March 31, 2000 and June 30, 2000, the Company
employed 45, 32, 31 and 28 individuals, respectively. Over the last few years the Company has steadily taken steps to reduce its workforce. These steps have included both normal employee attrition, as well as employee severance. Historically, such reductions within the areas of development, sales and marketing have been in response to the Company's focus on a smaller number of products and the outsourcing of some functions requiring a particular expertise. Within the administrative areas, reductions have been in response to reduced workloads caused by a smaller volume of transactions. At November 30, 2000, the Company employed 27 individuals. Employment may increase in the future as new product development is undertaken.

The term full-time equivalent employee (FTE) is defined as one full-time employee or two or more part-time employees working an aggregate of a 40-hour workweek. As of September 30, 2000 the Company employed 27 FTEs. As of September 30, 1999, December 31, 1999, March 31, 2000, and June 30, 2000, the Company
employed 45, 30, 31, and 28 FTEs, respectively.

Forward-looking statements

The Company or management may make or may have made certain forward-looking statements, orally or in writing, such as those within Management's Discussion and Analysis contained in its various SEC filings. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to ensure to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Such statements are therefore qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from those described in such forward-looking statements.

The Company cautions the reader that this list of factors is not intended to be exhaustive. The Company operates in a continually changing business environment, and new risk factors emerge from time to time. Management cannot predict such factors, nor can it assess the impact, if any, of such factors on the Company's business or the extent to which any factors may cause actual results to differ materially from those described in any forward-looking statement. None of the Company's forward-looking statements should be relied upon as prediction of actual results.

The Company faces risks and uncertainties that could render actual events materially different than those described in our forward-looking statements. These risks and uncertainties include, but not limited to, the risk new products (internally developed or acquired) and product upgrades may not be effected on a timely basis; the risk such products may not achieve market acceptance within the Windows or Macintosh markets; the risk the prevalence and functionality of available free e-mail software will increase and further erode revenues; the risk of the growth potential of QuicKeys for Windows; the risk that QuicKeys for Macintosh may not be fully adaptable to Mac OS X; the risk the Company would not be able to fund its working capital needs from cash flows; and the risk associated with domestic and international general economic conditions. The Company's products are sold in markets that change rapidly and the Company must continually anticipate and adapt its products to emerging computer technologies and capabilities. The Company may not be able to successfully adapt to these changing markets.

Risk factors may affect future results

The Company may experience material fluctuations in future revenues and operating results on a quarterly or annual basis resulting from a number of factors, including but not limited to the risks discussed in the paragraph above.

Item 2: Properties

The Company's principal facility is a 22,000-square-foot office building that the Company built in 1990 in West Des Moines, Iowa. In May 1994, the Company borrowed $1,000,000 secured by a mortgage on this building. In February 1995, the Company purchased the land adjacent to this building, giving the Company an additional option for future expansion. The purchase price was $225,000. This adjacent land was contracted for sale in December of 1998 with a closing in January of 1999. The sales price was $200,000.

The Company has rented a small amount of office space in its principal facility from time to time. At December 1, 2000 two tenants are renting about 1,500 square feet.

Item 3: Legal Proceedings

None.

Item 4: Submission of Matters to a Vote of Security Holders

No matters were submitted to the stockholders in the fourth quarter of fiscal 2000.

                                     PART II

Item 5: Market for Registrant's Common Equity and Related Stockholder Matters

As of November 30, 2000, there were approximately 250 stockholders of record. The Company believes that it has approximately 1,150 beneficial stockholders (including the stockholders of record). The Company has never paid cash dividends on its stock and anticipates it will continue to retain earnings for use in the growth and operation of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Under the Company's loan agreement, the bank requires prior approval before any dividends can be paid.

The Company's common stock trades on the Over the Counter Bulletin Board tier of The Nasdaq Stock Market under the symbol: CESW. The following table sets forth the range of high and low sales prices per share of common stock for last quarter as provided by Nasdaq. The stock first started trading on July 28, 2000.

Quarter ended:                                        Common stock
-----------------------------------------------------------------------
                                                    Low         High
-----------------------------------------------------------------------

September 30, 2000                                  $0.125      $0.937

Prior to April 28, 2000 the Company was a wholly owned subsidiary of CE Software Holdings, Inc. On that date, the Company was spun-off by its parent by means of a dividend to shareholders of CE Software Holdings, Inc. Shareholders of CE Software Holdings, Inc. received one (1) share of the Company's common stock for each share of CE Software Holdings, Inc. stock held immediately prior to the effective time of the merger of Lightning Rod Software, Inc. with and into CE Software Holdings, Inc. on April 28, 2000.

Item 6: Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein. Historical results and percentage relationships are not necessarily indicative of the operating results for any future period. Within this discussion and analysis, all dollar amounts (except for per share amounts) have been rounded to the nearest thousand.

The following table sets forth certain data derived from the consolidated statements of operations, expressed as a percentage of net revenues for each of the years in the two-year period ended September 30, 2000.

                                                       Years ended September 30,
--------------------------------------------------------------------------------
                                                        2000            1999
--------------------------------------------------------------------------------
Percentage of net revenues:
Net revenues                                             100%            100
Cost of revenues                                          22              23
--------------------------------------------------------------------------------
Gross profit                                              78              77
--------------------------------------------------------------------------------
Sales and marketing                                       28              45
General and administrative                                44              38
Research and development                                  22              29
--------------------------------------------------------------------------------
Total operating expenses                                  94             112
--------------------------------------------------------------------------------
Operating loss                                           (16)            (35)
Other (expense) income, net                               (0)            (16)
--------------------------------------------------------------------------------
Earnings (loss) before income taxes                      (16)            (51)
Income tax (benefit) expense                              (0)            (13)
Net earnings (loss)                                      (16)%           (38)
================================================================================

NET REVENUES

Revenues decreased 19% from fiscal 1999 to fiscal 2000. Approximately 40% of the Company's fiscal 2000 revenues were from Personal Productivity products. These revenues are from sales of QuicKeys, the Company's productivity enhancing utility program, which is available for the Windows and Apple Macintosh markets. The release of QuicKeys for Windows, in the first quarter of fiscal 1999, offered additional revenue potential. Revenues from the QuicKeys product group decreased by 16% compared to the prior year. The decrease in fiscal 2000 compared to the prior year was due to an over all decrease in sales and a delay in the release of the QuicKeys 2.0 for Windows, which was released in October 2000.

Revenues from the Company's Messaging products fell 21%, but still accounted for approximately 60% of the total net revenues. Historically, these revenues were primarily derived from QuickMail LAN, the Company's Apple Mac OS, E-mail solution. Over the past few years, revenues from QuickMail LAN have significantly declined. For fiscal year 2000, QuickMail LAN accounted for only 1% of the Messaging product revenues compared to 5% in the prior year. The decline is due to the reduced number of businesses using the Mac OS and the Company promoting its QuickMail Pro/Office. QuickMail LAN product support was discontinued in fiscal 1999. Presently, the majority of messaging revenues is generated from the Company's QuickMail Pro and QuickMail Office products. These products are cross-platform, open standards messaging products available for both Microsoft Windows and Mac OS environments. In management's opinion, these revenues have been negatively impacted due to the development of strong competition within the E-mail market. This competition includes the prevalence of inexpensive and, in some cases, free E-mail software. In management's opinion, such competition is expected to continue and may hinder substantial, long-term growth of this product group.

COST OF REVENUES

The Company's cost of revenues is composed primarily of: 1) the costs of product materials such as manuals, diskettes, CD-ROMS, and packaging; 2) amortization of capitalized purchased software; 3) royalties paid to outside developers for the use of certain software included with some of the Company's products; 4) amortization of capitalized manufacturing expenses; and 5) amortization of capitalized translation costs. Amortization of capitalized purchased software includes both purchased product rights and technology rights.

Cost of revenues, as a percentage of net revenues, decreased slightly from 23% to 22% in fiscal 2000, compared to fiscal 1999. The change, on a percentage basis, was the net effect of higher royalties associated with the QuickMail product line and lower amortization expense associated with capitalized purchased software.

SALES AND MARKETING

Sales and marketing expenses decreased to $862,000 during fiscal year 2000 from $1,715,000 during fiscal year 1999. The significant decreases included contract labor and temporary help, $38,000 or 44% from prior year; salaries and benefits, $71,000 or 15%; travel and entertainment, $14,000 or 48%; marketing/advertising expenses, $632,000 or 66%; allocated facility overhead expenses, $81,000 or 53% and miscellaneous, $17,000 or 80%. The decreases are a result of a smaller sales and marketing workforce, a reallocation of overhead because of the workforce reduction and restructuring, and a more focused marketing/advertising program, which is the direct result of the Company concentrating on fewer products.

GENERAL AND ADMINISTRATIVE

General and administrative expenses are composed principally of salaries of administrative and technical support personnel, fees for professional services, amortization of other intangible assets, and facilities expenses. These expenses decreased $42,000 or 3% during fiscal 2000 compared to fiscal 1999. The largest of these changes included decreases in amortization and depreciation, $122,000 or 32%; contract labor and temporary help, $59,000 or 86%; telephone $41,000 or 34%; shipping, $37,000 or 46%; maintenance & repairs, $26,000 or 34%; supplies, $15,000 or 44%; salaries and benefits, $13,000 or 1%; outside services, $10,000 or 38% and miscellaneous, $2,000 or 1%. The decreases were offset by increases in overhead allocation, $244,000 or 48%, legal & accounting, $24,000 or 247% and insurance, $15,000 or 87%. The change in overhead allocation resulted from an increase, on a percentage basis, of employees in the general and administrative category compared to sales and marketing and research and development categories. The decrease in amortization and depreciation was the result of a portion of the intangible assets and fixed assets becoming fully amortized or depreciated.

RESEARCH AND DEVELOPMENT

Research and development expenses were $665,000 and $1,110,000 in fiscal 2000 and 1999, respectively. These expenses were 22% and 29% of net revenues in the two years, respectively. Salaries and benefits, contract labor and temporary help, overhead allocation and miscellaneous decreased by $210,000, $119,000, $102,000 and $14,000, respectively, in fiscal 2000 compared to fiscal 1999 due to the reduced number of employees in research and development. The decreases in salaries and benefits and contract labor and temporary help were the result of a more focused development effort, while the decrease in overhead was due to the reallocation of overhead expenses as discussed previously.

GAIN (LOSS) ON SALES OF INVESTMENTS / CHANGE IN MARKET VALUE OF SECURITIES

During fiscal 2000, the Company acquired an investment that was listed as an available for sale security. The corresponding change in market value is recorded in other comprehensive income (loss). See note 2 of the Notes to Financial Statements for the complete details of the transaction.

During fiscal 1999, the Company disposed of the remaining shares of Documentum, Inc. acquired in the sale of Relevance Technologies, Inc. in 1998. See note 2 of the Notes to Financial Statements for the complete details of the transaction.

INCOME TAXES

The Company's income tax benefit for fiscal 2000 was none and the income tax benefit for fiscal year 1999 was $473,000. As of the end of fiscal 1999, all operating loss carrybacks available to the Company have been utilized. The Company has recorded a valuation allowance for its excess of deferred tax assets over deferred tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $508,000 to $735,000 as of the end of fiscal 2000, compared to $227,000 for the prior year. The increase in cash and cash equivalents was primarily due to the additional capital contribution of $406,000 in cash and the contribution of $341,000 from the exercise of stock options described in note 1 to the financial statements. As discussed in note 1 of the Notes to Financial Statements, as of April 28, 2000 approximately $716,000 was contributed by Holdings to the Company as additional capital for all amounts owed by the Company to its former parent.

Other sources include the decrease in trade accounts receivable of $139,000, and the decrease in inventories of $83,000. The primary use of cash was from operations with an operating loss of $484,000 and $100,000 payments on the outstanding principal of the long-term debt. Virtually all of the cash and cash equivalents balance is held in one of two types of cash equivalents. A total of $621,000 is invested in a money market fund and $119,000 is invested through a repurchase agreement arrangement offering overnight liquidity and competitive returns.

Cash and cash equivalents decreased to $227,000 at the end of fiscal 1999, from $451,000 at the end of fiscal 1998. Operating losses of $1,449,000 were offset by the $1,429,000 received from the sale of the remaining shares of Documentum common stock. See note 2 of Notes to Financial Statements. Other sources include the proceeds from the sale of land of $200,000, and the decrease in inventories of $144,000. The primary use of cash was from operations with an operating loss of $1,449,000 and $89,000 payments on the outstanding principal of the long-term debt. Virtually all of the cash and cash equivalents balance was held in one type of cash equivalents. A total of $231,000 was invested through a repurchase agreement arrangement offering overnight liquidity and competitive returns.

The Company believes it will be able to fund its working capital needs from operations and available cash and investments through our current new product development cycle and through calendar year 2001.

RISK AND UNCERTAINTY

The preceding statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical facts are forward-looking statements. These forward-looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, the risk that new products and product upgrades may not be effected on a timely basis, the risk that such products and upgrades may not achieve market acceptance, the risk that competitors will develop similar products and reach the market first, the risk that competing products distributed at no cost will materially decrease the Company's opportunity to market its products, and the risk that the Company would not be able to fund its working capital needs from cash flow.

Item 7:  Financial Statements

Index to Item 7: Financial Statements

Independent Auditors' Report.                                                15
Balance Sheets, as of September 30, 2000 and 1999.                           16
Statements of Operations, for the years
   ended September 30, 2000 and 1999.                                        17
Statements of Stockholders' Equity, for the years
   ended September 30, 2000 and 1999.                                        18
Statements of Cash Flows, for the years
   ended September 30, 2000 and 1999.                                        19
Notes to Financial Statements.                                               21

INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND STOCKHOLDERS
CE SOFTWARE, INC.:

We have audited the accompanying balance sheets of CE Software, Inc., as of September 30, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CE Software, Inc., as of September 30, 2000 and 1999, and the results of its operations and its cash flows for the years ended September 30, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

                                        KPMG LLP

Des Moines, Iowa
October 27, 2000

BALANCE SHEETS
CE Software, Inc.
September 30, 2000 and 1999

Assets (note 3)                                           2000           1999
                                                       ----------     ----------
Current assets:
   Cash and cash equivalents                           $  735,280        227,071
   Investments                                             51,729             --
   Trade accounts receivable, less allowance for
     doubtful accounts of $35,580 in 2000 and
     $30,000 in 1999 (note 7)                             360,655        500,185
   Recoverable income taxes                               153,766        176,121
   Inventories                                            167,171        250,208
   Other current assets                                   109,505        287,725
                                                       ----------     ----------
     Total current assets                               1,578,106      1,441,310
                                                       ----------     ----------

Property, fixtures, and equipment:
   Land                                                    82,877         91,796
   Building                                             1,312,016      1,312,016
   Fixtures and equipment                               2,725,017      2,716,807
                                                       ----------     ----------
     Total property, fixtures, and equipment            4,119,910      4,120,619
   Less accumulated depreciation                        2,952,210      2,710,159
                                                       ----------     ----------
     Net property, fixtures, and equipment              1,167,700      1,410,460
                                                       ----------     ----------

Other intangible assets, net of amortization                9,967         21,927
Other assets                                               29,236         19,285
                                                       ----------     ----------
     Total assets                                      $2,785,009      2,892,982
                                                       ==========     ==========

Liabilities and Stockholders' Equity                    2000             1999
                                                    -----------      -----------
Current liabilities:
   Current portion of long-term debt (note 3)       $   108,592          100,237
   Trade accounts payable                                97,199          207,259
   Accrued payroll and benefits                         112,432          141,144
   Other accrued payables                               119,981          120,057
   Due to affiliates                                         --          825,701
   Deferred revenue                                       2,033            9,444
                                                    -----------      -----------
     Total current liabilities                          440,237        1,403,842

Long-term debt, net of current portion (note 3)         132,267          240,859
                                                    -----------      -----------
     Total liabilities                                  572,504        1,644,701
                                                    -----------      -----------

Stockholders' equity (note 4):
   Common stock, $.10 par value.  Authorized
     10,000,000 shares; issued and outstanding
     1,155,124 in 2000 and 1,131,124 in 1999            115,512          113,112
   Additional paid-in capital                         1,504,713           35,910
   Accumulated other comprehensive loss                 (23,433)              --
   Retained earnings                                    615,713        1,099,259
                                                    -----------      -----------
     Total stockholders' equity                       2,212,505        1,248,281
                                                    -----------      -----------
     Total liabilities and stockholders' equity     $ 2,785,009        2,892,982
                                                    ===========      ===========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS
CE Software, Inc.
Years ended September 30, 2000 and 1999

                                                             2000             1999
                                                         -----------      -----------
Net revenues (note 7)                                    $ 3,055,328        3,787,868
Cost of revenues                                             661,071          880,682
                                                         -----------      -----------
   Gross profit                                            2,394,257        2,907,186
                                                         -----------      -----------

Sales and marketing                                          861,738        1,714,621
General and administrative                                 1,354,717        1,396,939
Research and development                                     664,638        1,109,856
                                                         -----------      -----------
   Operating expenses                                      2,881,093        4,221,416
                                                         -----------      -----------
   Operating loss                                           (486,836)      (1,314,230)
Other income (expense):
   Loss on sale of investments, net (note 2)                    (938)        (553,078)
   Loss on sale of property, fixtures, and equipment              --          (25,000)
   Interest income                                            17,212            3,851
   Interest expense                                          (22,942)         (33,706)
   Miscellaneous                                               9,958               --
                                                         -----------      -----------

     Loss before income taxes                               (483,546)      (1,922,163)
Income tax benefit (note 5)                                       --         (472,935)
                                                         -----------      -----------
     Net loss                                            $  (483,546)      (1,449,228)
                                                         ===========      ===========

Basic loss per share (note 1)                            $     (0.43)           (1.28)
                                                         ===========      ===========

Shares used in per share calculation - basic               1,132,439        1,131,124
                                                         ===========      ===========

Diluted loss per share (note 1)                          $     (0.43)           (1.28)
                                                         ===========      ===========

Shares used in per share calculation - diluted             1,132,439        1,131,124
                                                         ===========      ===========

See accompanying notes to financial statements.

STATEMENTS OF STOCKHOLDERS' EQUITY
CE Software, Inc.
Years ended September 30, 2000 and 1999

                                                                   Accumulated
                                                     Additional     Other Com-
                                       Common          Paid-in      prehensive      Retained
                                        Stock         Capital      Income (Loss)    Earnings         Total
-------------------------------------------------------------------------------------------------------------
Balances at September 30, 1998       $  113,112         35,910        (72,138)      2,548,487       2,625,371
Comprehensive loss:
    Net loss                                 --             --             --      (1,449,228)     (1,449,228)
    Other comprehensive income               --             --         72,138              --          72,138
-------------------------------------------------------------------------------------------------------------
Total comprehensive loss                     --                        72,138     (1,449,228)     (1,377,090)
-------------------------------------------------------------------------------------------------------------
Balances at September 30, 1999          113,112         35,910             --       1,099,259       1,248,281
Comprehensive loss:
    Net loss                                 --             --             --        (483,546)       (483,546)
    Other comprehensive loss                 --             --        (23,433)             --         (23,433)
-------------------------------------------------------------------------------------------------------------
Total comprehensive loss                     --             --        (23,433)       (483,546)       (506,979)
Holdings contribution prior to
    spin-off  (note 1)                       --      1,122,595             --              --       1,122,595
Holdings contribution subsequent
    to spin-off (note 1)                     --        341,120             --              --         341,120
Common stock issued                       2,400          5,088             --              --           7,488
-------------------------------------------------------------------------------------------------------------
Balances at September 30, 2000       $  115,512      1,504,713        (23,433)        615,713       2,212,505
=============================================================================================================

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS
CE Software Inc.
Years ended September 30, 2000 and 1999

                                                                2000            1999
                                                                ----            ----
Cash flows from operating activities:
   Net loss                                                  $(483,546)     (1,449,228)
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
       Depreciation and amortization:
         Property, fixtures, and equipment                     242,052         349,684
         Other                                                  11,960          11,960
       Non-cash issuance of common stock                         7,488              --
       Proceeds from sale of trading securities                     --       1,428,759
       Loss on sale of investments                                 938         553,078
       Loss on sale of land                                         --          25,000
       Decrease in deferred income taxes                            --        (274,000)
       Decrease (increase) in trade accounts receivable        139,530         (20,232)
       Decrease (increase) in recoverable income taxes          22,355        (176,121)
       Decrease in inventories                                  83,037         144,441
       Decrease (increase) in other assets                     168,269         (23,613)
       Decrease in trade accounts payable                     (110,060)        (31,084)
       Decrease in income taxes payable                             --        (275,744)
       Decrease in accrued expenses                            (28,788)        (16,891)
       Decrease in deferred revenue                             (7,411)        (24,504)
                                                            --------------------------
         Net cash provided by
         operating activities                                   45,824         212,505
                                                            --------------------------
Cash flows from investing activities:
   Proceeds from sale of land                                    8,919         200,000
   Purchase of property, fixtures, and equipment                (8,211)        (83,256)
   Purchase of investments                                     (83,662)             --
   Proceeds from sale of investments                             7,562              --
                                                            --------------------------
         Net cash (used in) provided by
         investing activities                                  (75,392)        116,744
                                                            --------------------------
Cash flows from financing activities:
   Cash contributed by Holdings prior to
       Spin-off (note 1)                                       406,327              --
   Cash contributed by Holdings subsequent to
       Spin-off (note 1)                                       341,120              --
   Decrease in due to affiliates                              (109,433)       (473,261)
   Payments on long-term debt                                 (100,237)        (89,069)
                                                            --------------------------
         Net cash provided by (used in)
         financing activities                                  537,777        (562,330)
                                                            --------------------------
         Net increase (decrease) in cash
         and cash equivalents                                  508,209        (224,081)
Cash and cash equivalents at beginning of year                 227,071         451,152
                                                            --------------------------
Cash and cash equivalents at end of year                    $  735,280         227,071
                                                            ==========================

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest                                               $   23,597          34,764
     Income taxes                                                1,000         268,619
                                                            ==========================



Supplemental schedule of non-cash investing and
   financing activities:
   Amounts due to affiliates contributed as
     additional paid-in capital (note 1)                    $  716,268              --
                                                            ==========================

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
CE Software, Inc.
September 30, 2000 and 1999

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

CE Software, Inc. (the Company) was a wholly-owned subsidiary of CE Software Holdings, Inc. (Holdings) through April 28, 2000. Immediately prior to the merger of Holdings with Lightning Rod Software, Inc. (Lightning Rod), Holdings declared and paid a dividend to all of its shareholders of one share of the Company for each outstanding share of Holdings (the spin-off). This dividend of 1,131,124 shares represented all the outstanding shares of the Company following the Company's stock dividend to Holdings on April 27, 2000. All common shares and per share amounts of the Company have been retroactively restated to give effect to the April 27, 2000 stock dividend. In conjunction with the spin-off, Holdings contributed as additional paid-in capital cash of approximately $406,000 and all amounts the Company owed Holdings of approximately $716,000. In addition, subsequent to the merger, the Company received approximately $341,000 as additional paid-in capital contribution from Holdings based upon certain Holdings' stock options exercised within three months of the spin-off.

OPERATIONS

The Company manufactures and sells computer system enhancing and network productivity software for Apple Macintosh and IBM PC and compatible personal computers.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers money market funds and overnight repurchase agreements to be the equivalent of cash. At September 30, 2000 and 1999, cash equivalents totaled approximately $740,000 and $231,000, respectively.

INVESTMENTS

Available-for-sale securities consisted of stock of Lightning Rod Software, Inc. at September 30, 2000. The investment was recorded at market value, with the unrealized loss recorded as a component of comprehensive loss at September 30, 2000. There were no available-for-sale securities held at September 30, 1999.

Trading securities consisted of unrestricted common stock of Documentum, Inc. held during the year ended September 30, 1999. The investment was recorded at market value, with the unrealized loss recognized in other income (expense). There were no trading securities held at September 30, 2000.

INVENTORIES

Inventories are composed primarily of software translation costs, product materials, and capitalized production costs. Product materials, such as instruction manuals, CD-ROMS, diskettes, and packaging boxes, are stated at the lower of cost or market with cost determined using the first-in, first-out method. Translation costs are amortized over the estimated period between upgrades of the associated international versions of the products. No amortization period has exceeded 18 months during the two-year period ended September 30, 2000.

PROPERTY, FIXTURES, AND EQUIPMENT

Property, fixtures, and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets as follows: 31 1/2 years for building and five to seven years for fixtures and equipment.

OTHER INTANGIBLE ASSETS

Amortization expense was $11,960, and $11,960, for the years ended September 30, 2000 and 1999, respectively. Accumulated amortization at September 30, 2000 and 1999 was $73,756 and $61,796, respectively. The Company assesses the recoverability of intangible assets through analysis of undiscounted cash flows.

STOCK OPTION PLAN

The Company has adopted Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-based Compensation," as required for disclosure purposes only. The Company applies the provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." In accordance with APB 25, compensation expense is recorded only on the date of grant if the current market price of the underlying stock exceeded the exercise price. Pro forma disclosures required by SFAS 123 have been provided (see note 4).

REVENUE RECOGNITION

Revenue from software licenses is recognized upon shipment of the product, net of an allowance for estimated product returns. The Company provides an allowance for product returns based upon historical experience and anticipated returns from its major distributors. The allowance for estimated product returns at September 30, 2000 and 1999, was $34,600 and $31,000, respectively, and is netted against trade accounts receivable in the consolidated balance sheets.

Revenues associated with obligations to provide customers with future product enhancements are deferred and recognized either pro rata over the term of the respective agreements or, in the case of revenues associated with specific upgrades, upon shipment of the upgraded products.

Post-contract customer support (PCS) is provided with other software licenses, and is also available on a per call basis separate from the license fee. Revenue equal to the estimated costs of providing the PCS is deferred and recognized over the estimated performance period. Other accrued payables at September 30, 2000 and 1999 include $57,277 and $91,051, respectively, of such deferrals.

ADVERTISING AND MARKETING

Advertising costs are expensed in the period the advertising takes place. For the years ended September 30, 2000 and 1999, advertising and marketing costs were $323,940 and $981,596 respectively.

INCOME TAXES

The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosure About Fair Value of Financial Instruments," requires the Company to disclose the estimated fair values for it financial instruments. Fair value estimates, methods, and assumptions are set forth below:

Cash and cash equivalents, trade accounts receivable, trade accounts payable, and accrued expenses - The carrying amount approximates the estimated fair value due to the short-term nature of those instruments.

Investments - Available-for-sale securities were recorded at market value using published stock prices. Other short-term investments are recorded at cost, which approximates market value.

Long-term debt - The carrying amount approximates the estimated fair value since the debt bears interest at a variable interest rate.

Limitations - Fair value estimates are made as of a specific point in time, based upon the relevant market information about the financial instruments. Because no market exists for a majority of the Company's financial instruments, fair value estimates are based on judgments regarding current economic conditions and other factors. These estimates are subjective in nature and involve uncertainties and matters of judgments and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

EARNINGS (LOSS) PER COMMON SHARE

SFAS No. 128, "Earnings Per Share," requires the presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per common share reflect the potential dilution that would occur from the exercise of common stock options outstanding. Antidilutive options excluded from the diluted per share calculation totaled 87,100 at September 30, 2000.

OTHER

SFAS No. 130,"Reporting Comprehensive Income," requires revised and additional disclosures that did not have a material effect on the results of operations or financial position of the Company. Other comprehensive income (loss) consisted of unrealized gains and losses on equity securities.

(2) SALE OF STOCK HELD AS AN INVESTMENT

In fiscal 1999, 46,882 shares of Documentum Inc. trading securities were sold at an average price below September 30, 1998 market value, resulting in a realized loss on the sale of $835,864, of which $282,786 was reported in fiscal 1998, reflecting the mark to market value of the trading securities at September 30, 1998.

In fiscal 2000, 1,700 shares of Lightning Rod available-for-sale securities were sold, resulting in a realized loss on the sale of $938.

(3) LONG-TERM DEBT

In 1994, CE Software, Inc. borrowed $1,000,000 under a bank loan agreement. The agreement contains certain financial compliance covenants and restricts certain transactions, such as issuing dividends without prior written consent of the bank. The interest rate on the loan is adjustable as defined in the agreement, and at September 30, 2000 the rate was 7.85%. The loan is secured by a mortgage on the real estate, a security interest in all business assets owned. Maturities during the next three fiscal years are as follows: 2001, $108,592; 2002, $117,534; and 2003, $14,733.

(4) COMMON STOCK

STOCK OPTION PLAN

The Company adopted the 2000 stock option plan on April 27, 2000. The Plan is available to all employees, non-employee Directors and consultants and options are generally granted at the discretion of the stock option committee of the board of directors. Total shares of common stock that may be subject to options under the Plan are 300,000 shares. Under the plan, the purchase price per share under options granted is generally the market value at the date of the grant. Options granted under the plan shall expire 10 years from the date such option is granted. One-third of the options are exercisable one year after the grant date with the remaining two-thirds exercisable pro rata during the succeeding 24 months, unless other vesting provisions are provided for in the grant.

The Company applies APB 25 in accounting for its stock option plans and accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net earnings (loss) and net earnings (loss) per share would have been as indicated below:

--------------------------------------------------------------------------------
                                                                         2000
--------------------------------------------------------------------------------
Net (loss) earnings - as reported                                     $(483,546)
Net (loss) earnings - pro forma                                       $(483,926)

Basic (loss) earnings per share - as reported                            $(0.43)
Basic (loss) earnings per share - pro forma                              $(0.43)
Diluted (loss) earnings per share - as reported                          $(0.43)
Diluted (loss) earnings per share - pro forma                            $(0.43)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions used for grants during fiscal 2000: risk-free interest rates of 6.0%; dividend yield of 0.0%; expected volatility of 82%, and expected lives of five years. The fair values of the option grants in 2000 were $0.189 per share. The effects of applying SFAS 123 may not be representative of the effects on reported net earnings (loss) for future years.

At September 30, 2000, total options outstanding were 87,100, of which none were exercisable, at exercise prices ranging from $0.187 to $0.312 and a weighted-average remaining contractual life of 9.92 and 10.00 years, respectively. The number of options and the weighted-average exercise price of options outstanding, granted, exercised, and cancelled during the year ended September 30, 2000, are as follows:

--------------------------------------------------------------------------------
                                                          Number        Weighted
                                                          of            Average
Number of options:                                        Shares        Prices
--------------------------------------------------------------------------------

Outstanding at beginning of year                                0       $0.000
Granted                                                    89,100        0.189
------------------------------------------------------------------------------
                                                           89,100        0.189

Exercised                                                      --           --
Cancelled                                                   2,000        0.187
------------------------------------------------------------------------------
Outstanding at end of year                                 87,100        0.189
==============================================================================

The options outstanding as of September 30, 2000, have the following attributes:

--------------------------------------------------------------------------------
Option statistics
by price ranges:                                          $ 0.187         $0.312
--------------------------------------------------------------------------------
Options outstanding                                        85,400          1,700
Weighted-average
remaining life (in years)                                    9.92          10.00

(5) INCOME TAXES

Income tax (benefit) expense for the years ended September 30, 2000 and 1999, consisted of the following:

--------------------------------------------------------------------------------
                                                           2000          1999
--------------------------------------------------------------------------------
Current                                                 $      --      (201,935)
Deferred                                                       --      (271,000)
--------------------------------------------------------------------------------
  Income tax (benefit) expense                          $      --      (472,935)

Current income tax benefit for 1999 includes $(25,000) of state income tax expense.

The income tax benefit or expense for 2000 and 1999, differs from the "expected" tax benefit or expense computed by applying the United States federal income tax rate of 34% to the earnings or loss before income taxes, as follows:

--------------------------------------------------------------------------------
                                                           2000          1999
--------------------------------------------------------------------------------
Computed "expected" tax (benefit) expense               $(164,405)     (652,797)
Increase (decrease) in "expected"
        tax expense resulting from:
    State income tax, net of federal income
        tax effect                                             --       (25,000)
    Change in valuation allowance                         154,000       302,000
    Other, net                                             10,405       (97,138)
--------------------------------------------------------------------------------
        Income tax (benefit) expense                    $      --      (472,935)
================================================================================

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities at September 30, 2000 and 1999 are as follows:

--------------------------------------------------------------------------------
                                                           2000          1999
--------------------------------------------------------------------------------
Deferred tax assets:
    Allowance for product returns                       $  12,100        10,850
    Allowance for doubtful accounts                        12,500        10,100
    Accrued expenses                                       70,100        71,050
    Intangible assets                                     108,200       121,000
    Net operating loss carryforward                       187,500        43,000
    Alternative minimum tax credit                         85,000        85,000
--------------------------------------------------------------------------------
    Gross deferred tax assets                             475,400       341,000
    Valuation allowance                                   456,000       302,000
--------------------------------------------------------------------------------
        Total deferred tax assets                          19,400        39,000

Deferred tax liabilities:
    Accelerated depreciation for tax purposes             (19,400)      (39,000)
--------------------------------------------------------------------------------
         Net deferred tax assets (liabilities)          $      --            --
================================================================================

The change in the total valuation allowance for the years ended September 30, 2000 and 1999 was an increase of $154,000 and $302,000, respectively.

(6) 401(k) PROFIT-SHARING PLAN

The Company has a 401(k) profit-sharing plan covering substantially all of its employees. The profit-sharing component of the plan is funded by employer contributions at the discretion of the board of directors. There was no profit-sharing contribution for the years ended September 30, 2000 or 1999.

The plan includes a 401(k) component that allows qualified employees to contribute between 1% and 12% of their compensation. The Company, at the discretion of the board of directors, can make matching contributions to the accounts of qualified employees who have met the one year of service requirement. Net employer contributions for the years ended September 30, 2000 and 1999, were $29,124 and $30,975, respectively.

(7) MAJOR CUSTOMERS AND EXPORT SALES

The Company's revenues (which are primarily from software sales for personal computers) are primarily related to its messaging product group, which represented 60% and 61%, of total revenues for the years ended September 30, 2000 and 1999, respectively.

The Company's major customers are distributors. Of its domestic revenues, sales to the top two distributor customers in 2000 and 1999 were approximately $736,000 and $783,000, respectively. Accounts receivable from these two distributor customers at September 30, 2000 and 1999 were approximately $224,000 and $310,000, respectively.

Virtually all export sales are to distributors. Export sales were approximately $1,031,000 and $991,000, for the years ended September 30, 2000 and 1999, respectively. Sales to the Company's top three export distributor customers represented approximately $416,000, $161,000, and $86,000, or 14%, 5%, and 3%,
of net revenues in fiscal 2000. Sales to the top three export distributors customers in total represented approximately $537,000 or 13% of net revenues in fiscal 1999. Percentage components of export sales by geographic area for 2000 and 1999, respectively, were Europe (92 and 89 percent); Japan (3 and 1 percent); Australia (5 and 9 percent) and all others (0 and 1 percent).

Item 8: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                                    PART III

Item 9: Directors and Executive Officers of the Registrant

Information with respect to this Item may be found in the section captioned "Nominees for Elections as Directors" appearing in the Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held March 23, 2001. Such information is incorporated herein by reference.

Information with respect to delinquent Form 4 filings may be found in the section captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held March 23, 2001. Such information is incorporated herein by reference.

Item 10: Executive Compensation

Information with respect to this Item may be found in the section captioned "Executive Compensation" appearing in the Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held March 23, 2001. Such information is incorporated herein by reference.

Item 11: Security Ownership of Certain Beneficial Owners and Management

Information with respect to this Item may be found in the section captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held March 23, 2001. Such information is incorporated herein by reference.

Item 12: Certain Relationships and Related Transactions

Information with respect to this Item may be found in the section captioned "Executive Compensation" appearing in the Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held March 23, 2001. Such information is incorporated herein by reference.

                                     PART IV

Item 13: Exhibits, Financial Statements, and Reports on Form 8-K

(a)   The following documents are filed as a part of this Report:

      1.    Financial Statements

The following financial statements of CE Software, Inc., and the Independent Auditors' Report issued thereon, are incorporated by reference in Part II, Item 7:

Independent Auditors' Report.
Balance Sheets, as of September 30, 2000 and 1999.
Statements of Operations, for the years
    ended September 30, 2000 and 1999.
Statements of Stockholders' Equity, for the years
    ended September 30, 2000 and 1999.
Consolidated Statements of Cash Flows, for the years
    ended September 30, 2000 and 1999.
Notes to Consolidated Financial Statements.

      2.    Exhibits                                              Page 31

The following exhibits are filed as part of, or incorporated by reference into, this Report:

3.1         Amended and Restated Articles of Incorporation of the company as corrected by Articles of Correction filed with the Iowa Secretary of
            State on April 27, 2000.
3.2         Bylaws, incorporated by reference to Exhibit 2.1 to Form 10-SB filed with the Commission on March 10, 2000.
4.1         Form of Certificate for Common Stock
10.1        CE Software, Inc., 2000 Stock Option Plan
10.2        CE Software, Inc. 401(k) Profit Sharing Plan
10.3        Business Loan Agreement
10.4        Executive Employment Agreement with Christian F. Gurney, including
            Stock Purchase Agreement and Non-Recourse Promissory Note.
27          Financial Data Schedule - for SEC filing only

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CE SOFTWARE, INC.
                                          (Registrant)


                                          By         /s/ John S. Kirk
                                            ------------------------------------
                                         (John S. Kirk, President, and Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

          Signature                          Title                      Date


       /s/ John S. Kirk
-------------------------------      President, Secretary,            01/16/01
        (John S. Kirk)               Treasurer and Director

                                  EXHIBIT INDEX

Exhibit                                                            Reference (*)
Number                                                             or  Page #

3.1         Amended and Restated Articles of Incorporation
            of the Company as corrected by Articles of
            Correction filed with the Iowa Secretary of
            State on April 27, 2000.                                 Page 32
3.2         Bylaws, incorporated by reference to Exhibit 2.1
            to Form 10-SB filed with the Commission on March
            10, 2000                                                      *
4.1         Form of Certificate for Common Stock                     Page 35
10.1        CE Software, Inc., 2000 Stock Option Plan                Page 36
10.2        CE Software, Inc. 401(k) Profit Sharing Plan             Page 54
10.3        Business Loan Agreement                                  Page 86
10.4        Executive Employment Agreement with Christian
            Gurney, including Stock Purchase Agreement and
            Non-Recouse Promissory Note                              Page 113
27          Financial Data Schedule - for SEC filing only