Form 10QSB
period 2000-12-31
CE SOFTWARE INC
filed 2001-02-20
CIK 1103393

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB


 X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
 For the quarterly period ended December 31, 2000.

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

_______________________________________________________________________


Indicate by mark (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES     X                                NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

 January 31, 2001      Common Stock         1,155,124

CE SOFTWARE, INC.
Table of Contents


Part I FINANCIAL INFORMATION

 Item 1. Financial Statements:                                    Page

 Balance Sheets
  December 31, 2000 and September 30, 2000                          1

 Statements of Operations
  Three Months Ended December 31, 2000 and 1999                     2

 Statements of Cash Flows
  Three Months Ended December 31, 2000 and 1999                     3

 Notes to Financial Statements                                      4

 Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                               5

Part II OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K                           8

SIGNATURES                                                          9

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                               CE SOFTWARE, INC.
                                Balance Sheets
                   December 31, 2000 and September 30, 2000
                                  (Unaudited)


                                                December 31 September 30
Assets
Current assets:
 Cash and cash equivalents                       $   831,825 $   735,280
 Investments                                           4,575      51,729
 Trade accounts receivable                           281,292     360,655
 Recoverable income taxes                                  -     153,766
 Inventories                                         156,537     167,171
 Other current assets                                155,686     109,505
                                                  ----------  ----------
  Total current assets                             1,429,915   1,578,106
                                                  ----------  ----------

Property, fixtures, and equipment:
 Land                                                 82,877      82,877
 Building                                          1,312,016   1,312,016
 Fixtures and equipment                            2,729,087   2,725,017
                                                  ----------  ----------
  Total property, fixtures, and equipment          4,123,980   4,119,910
 Less accumulated depreciation                     2,996,185   2,952,210
                                                  ----------  ----------
  Net property, fixtures, and equipment            1,127,796   1,167,700
                                                  ----------  ----------

Other intangible assets, net of amortization           6,977       9,967
Other assets                                          29,236      29,236
                                                  ----------  ----------
  Total assets                                   $ 2,593,924 $ 2,785,009
                                                  ----------  ----------
                                                  ----------  ----------

Liabilities and Stockholders' Equity
Current liabilities:
 Current portion of long-term debt               $   110,750 $   108,592
 Trade accounts payable                              150,855      97,199
 Accrued payroll and benefits                        116,795     112,432
 Other accrued payables                              121,419     119,981
 Deferred revenue                                      1,142       2,033
                                                  ----------  ----------
  Total current liabilities                          500,961     440,237
Long-term debt, net of current portion               103,756     132,267
                                                  ----------  ----------
  Total liabilities                                  604,717     572,504
                                                  ----------  ----------
Stockholders' equity:
 Common stock                                        115,512     115,512
 Additional paid-in capital                        1,504,713   1,504,713
 Accumulated other comprehensive loss                (60,588)    (23,433)
 Retained earnings                                   429,570     615,713
                                                  ----------  ----------
 Total stockholders' equity                        1,989,207   2,212,505
                                                  ----------  ----------
  Total liabilities and stockholders' equity     $ 2,593,924 $ 2,785,009
                                                  ----------  ----------
                                                  ----------  ----------


See accompanying notes to financial statements.

                               CE SOFTWARE, INC.
                           Statements of Operations
              For the three months ended December 31, 2000 and 1999
                                 (Unaudited)

                                                    2000        1999

Net revenues                                     $   493,638 $   915,518
Cost of revenues                                      83,535     215,078
                                                  ----------  ----------
 Gross profit                                        410,103     700,440

Sales and marketing                                  217,295     229,399
General and administrative                           224,783     324,739
Research and development                             158,675     192,752
                                                  ----------  ----------
 Operating expenses                                  600,753     746,890
                                                  ----------  ----------
 Operating loss                                     (190,650)    (46,450)

Other income (expense):
Loss on sale of investments                           (5,637)          -
Miscellaneous income                                   3,720           -
Interest income                                       10,904       1,309
Interest expense                                      (4,480)     (6,518)
                                                  ----------  ----------
 Total other income (expense)                          4,507      (5,209)
                                                  ----------  ----------

Loss before income tax benefit                      (186,143)    (51,659)
Income tax benefit                                         -           -
                                                  ----------  ----------
 Net loss                                        $  (186,143)$   (51,659)



Basic net loss per share                         $      (.16)$      (.05)

Shares used in per share calculation - basic       1,155,124   1,131,124

Diluted net loss per share                       $      (.16)$      (.05)

Shares used in per share calculation - diluted     1,155,124   1,131,124



See accompanying notes to financial statements.

                               CE SOFTWARE, INC.
                           Statements of Cash Flows
                For the three months ended December 31, 2000 and 1999
                                 (Unaudited)

                                                              2000        1999

Cash flows from operating activities:
 Net loss                                                      $(186,143) $(51,659)
 Adjustments to reconcile net loss to
  net cash provided by (used in) operating activities:
   Depreciation and amortization:
    Property, fixtures, and equipment                             44,759    70,147
    Other                                                          2,990     2,990
  Gain on sale of property and equipment                            (200)        -
  Decrease in recoverable income taxes                           153,766         -
  Loss on sale of investments                                      5,837         -
  Decrease (increase) in trade accounts receivable                79,363  (117,666)
  Decrease in inventories                                         10,634    21,209
  Increase in other current assets and other assets              (46,181)  (15,115)
  Increase (decrease) in accounts payable and accrued expenses    59,457   (21,334)
  (Decrease) increase in deferred revenue                           (891)      728
                                                                --------  --------
   Net cash provided (used) in operating activities              123,391  (110,700)

Cash flows from investing activities:
 Increase in due to affiliates                                         -   188,100
 Proceeds from sale of property and equipment                        200         -
 Proceeds from sale of investments                                 4,162         -
 Purchase of property and equipment and other intangible assets   (4,855)   (2,898)
                                                                --------  --------
   Net cash (used) provided by investing activities                 (493)  185,202

Cash flows from financing activities:
 Payment of long-term debt                                       (26,353)  (24,351)
                                                                --------  --------
   Net increase in cash and cash equivalents                      96,545    50,151

Cash and cash equivalents at beginning of period                 735,280   227,071
                                                                --------  --------
Cash and cash equivalents at end of period                     $ 831,825  $277,222
                                                                --------  --------
                                                                --------  --------


Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest                                                     $   4,606  $ 6,752
  Income taxes                                                         -        -



See accompanying notes to financial statements.

                               CE SOFTWARE, INC.
                         Notes to Financial Statements
                               December 31, 2000
                                  (Unaudited)

1) Accounting policies

During interim periods, CE Software, Inc. (CESW), follows the accounting policies set forth in the financial information in its Form 10-KSB filed with the Securities and Exchange Commission. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the financial reports in its Form 10-KSB when reviewing interim financial results.

Results of Operations
The results of operations for the interim period reported are not necessarily indicative of results to be expected for the year. The information reflects all the adjustments (none of which were other than normal recurring items), which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.

Reclassification
Certain amounts have been restated to conform with current presentation.


2) Comprehensive loss

                           For the three months ended December 31, 2000 and 1999

                                                    2000        1999
Net loss                                         $ (186,143) $(51,659)
Other comprehensive loss
 Unrealized loss on investments                     (37,155)        -
                                                  ---------  ---------
Comprehensive loss                               $ (223,298) $(51,659)
                                                  ---------  ---------
                                                  ---------  ---------


3) Subsequent event

On January 22, 2001, the Company entered into an Asset Purchase Agreement to purchase certain software products from PrairieSoft, Inc. for a purchase price consisting of (i) cash payments and debt forgiveness totaling $100,000 and
(ii) 300,000 newly issued shares of the Company's unregistered Common Stock. The agreement is subject to shareholder approval. The Asset Purchase Agreement is more fully described in, and is attached to, the Company's Definitive Proxy Statement on Schedule 14A filed with the Commission on January 25, 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following discussion should be read in conjunction with the financial statements and related notes included elsewhere herein. Historical results and percentage relationships are not necessarily indicative of the operating results for any future period. The financial information is reported for CESW as if it had been a separate reporting company during the periods reported, although the spin-off of the Company from its prior parent CE Software Holdings, Inc. (now Lightning Rod Software, Inc.) did not take place until April 28, 2000.

The following table sets forth certain data derived from the statements of operations, expressed as a percentage of net revenues for the quarters ended December 31, 2000 and 1999.



                                                      2000      1999
Percentage of net revenues:
 Net revenues                                         100%      100%
 Cost of revenues                                      17        23
                                                      ---       ---
  Gross profit                                         83        77

 Sales and marketing                                   44        25
 General and administrative                            46        36
 Research and development                              32        21
                                                      ---       ---
  Total operating expenses                            122        82
                                                      ---       ---
  Operating loss                                      (39)       (5)

 Other income (expense), net                            1        (1)
                                                      ---       ---
  Loss before income taxes                            (38)       (6)
 Income tax benefit                                     -         -
                                                      ---       ---
  Net loss                                            (38)%      (6)%
                                                      ---       ---
                                                      ---       ---


Net Revenues

Net revenues for the first quarter of the current year were $494,000 compared to $916,000 for the first quarter of the prior year. Revenues were down in both the Personal Application and Messaging groups compared to the same period a year ago.

Revenues from the Company's Personal Application products decreased 8% compared to the prior year, and as a percentage of net revenues, accounted for approximately 52% in the first quarter of fiscal 2001 from 29% in the first quarter of fiscal 2000. Nearly all of these revenues are from the sales of QuicKeys, the Company's productivity enhancing utility. New versions of QuicKeys were released for Macintosh in the third quarter of fiscal 2000 and for Windows in the fourth quarter of fiscal year 2000. During the first quarter of the current fiscal year, approximately 28% of the Personal Application revenue resulted from sales of QuicKeys for Windows, up from 12% during the first quarter a year ago.

As a percentage of net revenues, approximately 48% of the Company's current revenues were from the Messaging product group compared to 71% a year ago.
The Company's Messaging product revenues were down 66% over the same period a year ago. The majority of these revenues consist of the QuickMail Pro/Office products, which are cross-platform, open standards messaging products available for both Microsoft Windows and Macintosh environments. Historically, these revenues were primarily derived from QuickMail LAN, the Company's Macintosh server based, e-mail solution, but over the past few years, revenues from QuickMail LAN declined significantly and the product was discontinued in fiscal 1999. In management's opinion, this decline in revenues will continue to be negatively impacted by the development of strong competition within the e-mail market. This competition includes the prevalence of inexpensive, and in some cases free, e-mail software. Such competition is expected to continue and may hinder substantial, long-term growth of this product group.

Net revenues from international channels decreased to approximately $167,000 in the first quarter of the current year, from $345,000 in the first quarter of the prior year, representing 34% and 38% of net revenues, respectively.


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

Cost of revenues decreased $132,000 in the first quarter of fiscal 2001 compared to the same period a year ago. As a percentage of net revenues, cost of revenues decreased to 17% from 23%. The decrease is due to lower royalties paid on lower revenue.


Sales and Marketing

Sales and marketing expenses decreased $12,000 or 5%, during the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000. The variances are primarily decreases in salaries and benefits, $5,000; overhead allocation, $12,000; contract labor and temporary help, $14,000 and miscellaneous, $7,000 and an increase in marketing/advertising expenses of $26,000. The decreases are a result of a smaller sales and marketing workforce, a reallocation of overhead among the various departments because of the workforce reduction and restructuring, and a more focused marketing/advertising program.


General and Administrative

General and administrative expenses are composed principally of salaries of general, administrative, and technical support personnel, fees for professional services, amortization of other intangible assets, and facilities expenses. These expenses for the first quarter decreased 31% or $100,000 from the first quarter of the prior year, representing 46% and 36% of net revenues for first fiscal quarter of the current year and prior year, respectively. The decrease in expenses is the net effect of decreases in salaries and benefits, $111,000; depreciation and amortization, $25,000; shipping, $5,000; telephone, $10,000; taxes and licenses, $7,000; and miscellaneous, $13,000; and an increase in legal & accounting services, $17,000; insurance, $5,000; and overhead allocation of $49,000. The decreases are a result of a smaller workforce. The increase in overhead is a result of the reallocation of expenses among the various departments as discussed previously.

Research and Development

Research and development expenses decreased to $159,000 in the first quarter of fiscal 2001, compared to $193,000 in the first quarter of the prior year, representing 32% and 21% of net revenues, respectively. The primary areas that decreased in the first quarter of fiscal 2001 were salaries and benefits, $22,000; and overhead allocation, $12,000. The decreases were the result of a smaller workforce, the reallocation of overhead expenses as discussed previously and less reliance on contract labor.


Income Tax Benefit

No income tax benefit was recorded by the Company for the first quarter of fiscal 2001 due to continued losses.


Liquidity and Capital Resources

Cash and cash equivalents increased by $97,000 to $832,000 at the end of the first quarter of fiscal 2001 from $735,000 at the end of fiscal 2000. The increase in cash and cash equivalents was primarily due to the decrease in recoverable income taxes of $154,000. The Company believes it can fund its working capital needs from operations and available cash and equivalents through calendar year 2001.


Risk and Uncertainty

The preceding statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-QSB which are not historical facts are forward looking statements. These forward looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, the risk new products (internally developed or acquired) and product upgrades may not be effected on a timely basis; the risk such products may not achieve market acceptance within the Windows or Macintosh markets; the risk the prevalence and functionality of available free e-mail software will increase and further erode revenues; the risk of the growth potential of QuicKeys for Windows; the risk that QuicKeys for Macintosh may not be fully adaptable to Mac OS X; the risk the Company would not be able to fund its working capital needs from cash flows; and the risk associated with domestic and international general economic conditions. The Company's products are sold in markets that change rapidly and the Company must continually anticipate and adapt its products to emerging computer technologies and capabilities. The Company may not be able to successfully adapt to these changing markets.

CE SOFTWARE, INC.

PART II:  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
   (10.1)Asset Purchase Agreement, incorporated by reference to Appendix A to Schedule 14A filed with the Commission on January 25, 2001.


(b) Reports on Form 8-K

    There were no reports on Form 8-K filed during the quarter ended December 31, 2000.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CE SOFTWARE, INC.
                                (Registrant)

        Signature                Title                       Date


  /s/ John S. Kirk                                     February 20, 2001
___________________     President and Chief Financial   ______________
     (John S. Kirk)     Officer

EXHIBIT INDEX


Exhibit                                                            Reference (*)
Number        Description                                          or  Page #

10.1 Asset Purchase Agreement, incorporated by reference to Appendix A
     to Schedule 14A filed with the Commission on January 25, 2001       *