Form 10QSB
period 2001-03-31
CE SOFTWARE INC
filed 2001-05-15
CIK 1103393

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


 X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
----
       Exchange Act of 1934
       For the quarterly period ended March 31, 2001.

_____ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the Transition period from ______ to ______.

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

                          YES    X           NO  ___
                                ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     April 30, 2001                Common Stock                 1,455,124

                               CE SOFTWARE, INC.
                               Table of Contents

Part I       FINANCIAL INFORMATION

  Item 1.    Financial Statements:                                       Page
             Balance Sheets
               March 31, 2001 and September 30, 2000                       3

             Statements of Operations
               Three Months and Six Months Ended March 31, 2001 and 2000   4

             Statements of Cash Flows
               Six Months Ended March 31, 2001 and 2000                    5

             Notes to Financial Statements                                 6

  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           7

Part II      OTHER INFORMATION

  Item 2.    Recent Sales of Unregistered Securities; Use of Proceeds
             from Registered Securities                                   12
  Item 4.    Submission of Matters for Vote of Security Holders           12
  Item 6.    Exhibits and Reports on Form 8-K                             12

SIGNATURES                                                                13

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               CE SOFTWARE, INC.
                                 Balance Sheets
                     March 31, 2001 and September 30, 2000

                                                    (Unaudited)
                                                     March 31    September 30
                                                    -----------  -------------
Assets
------
Current assets:
 Cash and cash equivalents                          $  592,236     $  735,280
 Investments                                             7,568         51,729
 Trade accounts receivable                             243,247        360,655
 Recoverable income taxes                                    -        153,766
 Inventories                                           138,592        167,171
 Other current assets                                  118,264        109,505
                                                    ----------     ----------
   Total current assets                              1,099,907      1,578,106
                                                    ----------     ----------

Property, fixtures, and equipment:
 Land                                                   82,877         82,877
 Building                                            1,312,016      1,312,016
 Fixtures and equipment                              2,737,803      2,725,017
                                                    ----------     ----------
   Total property, fixtures, and equipment           4,132,696      4,119,910
 Less accumulated depreciation                       3,032,962      2,952,210
                                                    ----------     ----------
   Net property, fixtures, and equipment             1,099,734      1,167,700
                                                    ----------     ----------

Other intangible assets, net of amortization           135,055          9,967
Other assets                                            29,236         29,236
                                                    ----------     ----------
   Total assets                                     $2,363,932     $2,785,009
                                                    ==========     ==========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
 Current portion of long-term debt                  $  112,937     $  108,592
 Trade accounts payable                                109,641         97,199
 Accrued payroll and benefits                          116,543        112,432
 Other accrued payables                                115,956        119,981
 Deferred revenue                                          560          2,033
                                                    ----------     ----------
   Total current liabilities                           455,637        440,237
Long-term debt, net of current portion                  74,651        132,267
                                                    ----------     ----------
   Total liabilities                                   530,288        572,504
                                                    ----------     ----------

Stockholders' equity:
 Common stock                                          145,512        115,512
 Additional paid-in capital                          1,557,903      1,504,713
 Accumulated other comprehensive loss                  (27,594)       (23,433)
 Retained earnings                                     157,823        615,713
                                                    ----------     ----------
   Total stockholders' equity                        1,833,644      2,212,505
                                                    ----------     ----------
   Total liabilities and stockholders' equity       $2,363,932     $2,785,009
                                                    ==========     ==========

See accompanying notes to financial statements.

                                CE SOFTWARE INC.
                            Statements of Operations
           For the three and six months ended March 31, 2001 and 2000
                                  (Unaudited)

                                                  Three Months Ended March 31,       Six Months Ended March 31,
                                                  ----------------------------       --------------------------
                                                     2001              2000            2001             2000
                                                  ----------         ---------       ---------        ---------
Net revenues                                      $  400,236           734,766         893,874        1,650,284
Cost of revenues                                      84,011           218,280         167,546          433,358
                                                  ----------         ---------       ---------        ---------
   Gross profit                                      316,225           516,486         726,328        1,216,926

Sales and marketing                                  169,308           254,376         386,603          483,775
General and administrative                           237,659           380,119         462,442          704,858
Research and development                             169,409           185,719         328,084          378,471
                                                  ----------         ---------       ---------        ---------
 Operating expenses                                  576,376           820,214       1,177,129        1,567,104
                                                  ----------         ---------       ---------        ---------
       Operating loss                               (260,151)         (303,728)       (450,801)        (350,178)

Other income (expense):
Loss on sale of investments                          (23,544)                -         (29,181)              -
Interest income                                       10,182             1,933          21,086            3,242
Interest expense                                      (4,126)           (5,958)         (8,606)         (12,476)
Miscellaneous income                                   5,892             2,601           9,612            2,601
                                                  ----------         ---------       ---------        ---------
   Total other expense                               (11,596)           (1,424)         (7,089)          (6,633)

       Net loss                                   $ (271,747)         (305,152)       (457,890)        (356,811)
                                                  ==========         =========       =========        =========


Basic net loss per share                          $     (.23)             (.27)           (.39)            (.32)

Shares used in per share calculation - basic       1,175,124         1,131,124       1,165,014        1,131,124

Diluted net loss per share                        $     (.23)             (.27)           (.39)            (.32)

Shares used in per share calculation - diluted     1,175,124         1,131,124       1,165,014        1,131,124

See accompanying notes to financial statements.

                                CE SOFTWARE INC.
                            Statements of Cash Flows
                For the six months ended March 31, 2001 and 2000
                                  (Unaudited)

                                                                                2001        2000
                                                                              ---------   ---------
Cash flows from operating activities:
  Net loss                                                                    $(457,890)  $(356,811)
  Adjustments to reconcile net loss to
  net cash provided by (used in) operating activities:
     Depreciation and amortization:
       Property, fixtures, and equipment                                         81,536     134,662
       Purchased software                                                         5,980       5,980
     Gain on sale of property and equipment                                        (200)          -
     Decrease in recoverable income tax                                         153,766           -
     Loss on sale of investments                                                 29,381           -
     Decrease in trade accounts receivable                                      117,408      99,421
     Decrease in inventories                                                     28,579      71,419
     (Increase) decrease in other current assets and other assets                (8,759)    100,992
     Increase in accounts payable and accrued expenses                           12,528      70,455
     Decrease in deferred revenue                                                (1,473)     (1,981)
                                                                              ---------   ---------
       Net cash (used in) provided by operating activities                      (39,144)    124,137
Cash flows from investing activities:
  Decrease in due to affiliates                                                       -    (137,446)
  Proceeds from sale of property and equipment                                      200           -
  Proceeds from sale of investments                                              10,619           -
  Proceeds from sale of land                                                          -       8,919
  Purchase of property and equipment and other intangible assets                (13,570)     (3,509)
                                                                              ---------   ---------
       Net cash used in investing activities                                     (2,751)   (132,036)
Cash flows from financing activities:
  Payment for acquired software                                                 (47,878)          -
  Payment of long-term debt                                                     (53,271)    (49,184)
                                                                              ---------   ---------
       Net cash used in financing activities                                   (101,149)    (49,184)
                                                                              ---------   ---------
       Net decrease in cash and cash equivalents                               (143,044)    (57,083)
Cash and cash equivalents at beginning of period                                735,280     227,071
                                                                              ---------   ---------
Cash and cash equivalents at end of period                                    $ 592,236   $ 169,988
                                                                              =========   =========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                                                 $   8,915   $  12,734
     Income taxes                                                                     -           -
                                                                              =========   =========

Supplemental schedule of noncash:
  Investing and financing activities:
  During March 2001 the Company acquired software from
     PrairieSoft, Inc. in exchange for cash and 300,000
     shares of common stock.
     The consideration paid and allocation is as follows:
       Consideration paid:
          Cash                                                                $  47,878           -
          Common stock issued                                                    83,190           -
                                                                              ---------
                                                                              $ 131,068           -
                                                                              =========   =========
       Allocated to:
          Other assets                                                        $ 131,068           -
                                                                              =========   =========

See accompanying notes to financial statements.

                               CE SOFTWARE, INC.
                         Notes to Financial Statements
                                 March 31, 2001
                                  (Unaudited)

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


2) Comprehensive loss

                               For the six months ended March 31, 2001 and 2000
                               ------------------------------------------------

                                          2001                 2000
                                          ----                 ----
Net loss                               $(457,890)            $(356,811)
Other comprehensive loss
   Unrealized loss on investments         (4,161)                    -
                                       ---------             ---------

Comprehensive loss                     $(462,051)            $(356,811)
                                       =========             =========

3) Acquisition

On March 23, 2001, the Company received shareholder approval to purchase certain software products from PrairieSoft, Inc. for a purchase price consisting of cash in the amount of $47,878 and 300,000 newly issued shares of the Company's unregistered Common Stock.

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

The following table sets forth certain data derived from the statements of operations, expressed as a percentage of net revenues for the quarters ended March 31, 2001 and 2000.

                                         Quarter Ended March 31,    Six Months Ended March 31,
                                         -----------------------    --------------------------
                                            2001         2000           2001           2000
                                            ----         ----           ----           ----
Percentage of net revenues:
    Net revenues                             100%         100%           100%           100%
    Cost of revenues                          21           30             19             26
                                            ----         ----           ----           ----
         Gross profit                         79           70             81             74

    Sales and marketing                       42           35             43             29
    General and administrative                60           52             52             43
    Research and development                  42           25             37             23
                                            ----         ----           ----           ----
         Total operating expenses            144          112            132             95
                                            ----         ----           ----           ----
         Operating loss                      (65)         (42)           (51)           (21)

    Other expense, net                        (3)           -             (-)            (1)
                                            ----         ----           ----           ----
         Loss before income taxes            (68)         (42)           (51)           (22)
    Income tax benefit                         -            -              -              -
                                            ----         ----           ----           ----
         Net loss                            (68)%        (42)%          (51)%          (27)%
                                            ====         ====           ====           ====

Three months ended March 31, 2001
---------------------------------

Net Revenues

Net revenues for the second quarter of the current fiscal year were $400,000 compared to $735,000 for the second quarter of the prior year. Revenues were down in both the Personal Application and Messaging groups compared to same period a year ago.

Revenues from the Company's Personal Application products decreased 35% compared to the prior year, and as a percentage of net revenues, accounted for approximately 46% in the second quarter of fiscal 2001 from 40% in the second quarter of fiscal 2000. Nearly all of these revenues are from the sales of QuicKeys, the Company's productivity enhancing utility. New versions of QuicKeys were released for Macintosh in the third quarter of fiscal 2000 and for Windows in the fourth quarter of fiscal year 2000. During the second quarter of the current fiscal year, approximately 28% of the Personal Application revenue resulted from sales of QuicKeys for Windows, up from 19% during the second quarter a year ago.

As a percentage of net revenues, approximately 54% of the Company's current revenues were from the Messaging product group compared to 60% a year ago. The Company's Messaging product revenues were down 50% over the same period a year ago. The majority of these revenues consist of the QuickMail Pro/Office products, which are cross-platform, open standards messaging products available for both Microsoft Windows and Macintosh environments. Historically, these revenues were primarily derived from QuickMail LAN, the Company's Macintosh server based, e-mail solution, but over the past few years, revenues from QuickMail LAN declined significantly and the product was discontinued in fiscal 1999. In management's opinion, this decline in revenues will continue to be negatively impacted by the development of strong competition within the e-mail market. This competition includes the prevalence of inexpensive, and in some cases free, e-mail software. Such competition is expected to continue and may hinder substantial, long-term growth of this product group.

Net revenues from international channels decreased to approximately $118,000 in the second quarter of the current year, from $290,000 in the second quarter of the prior year, representing 31% and 39% of net revenues, respectively.

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

Cost of revenues decreased $134,000 in the second quarter of fiscal 2001 compared to the same period a year ago. As a percentage of net revenues, cost of revenues decreased to 21% from 30%. The decrease is due to lower royalties paid on lower revenue and a decrease in the obsolete inventory valuation reserve.

Sales and Marketing

Sales and marketing expenses decreased $85,000 or 33%, during the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000. The major variances are primarily decreases in marketing/advertising expenses, $52,000; salaries, benefits and contract labor, $18,000; overhead allocation, $9,000 and travel and entertainment, $6,000. The decreases are a result of reduced sales, a reallocation of overhead among the various departments because of the workforce reduction and restructuring, and a more focused marketing/advertising program.

General and Administrative

General and administrative expenses are composed principally of salaries of general, administrative, and technical support personnel, fees for professional services, amortization of other intangible assets, and facilities expenses. These expenses for the second quarter decreased 37% or $142,000 from the second quarter of the prior year, representing 60% and 52% of net revenues for second fiscal quarter of the current year and prior year, respectively. The decrease in expenses is the net effect of decreases in salaries and benefits, $207,000; depreciation and amortization, $28,000; telephone, $8,000: maintenance and repairs, $6,000; contract labor, $6,000; and miscellaneous, $1,000; and increases in legal and accounting, $9,000; investor communications; $9,000; insurance, $9,000; bad debts, $27,000; and overhead allocation of $60,000. The decreases are a result of a smaller workforce. The increase in overhead allocation is a result of the reallocation of expenses among the various departments as discussed previously.

Research and Development

Research and development expenses decreased to $169,000 in the second quarter of fiscal 2001, compared to $186,000 in the second quarter of the prior year, representing 42% and 25% of net revenues, respectively. The primary areas that decreased in the second quarter of fiscal 2001 were overhead allocation, $13,000 and miscellaneous, $4,000. The decreases were the result of the reallocation of overhead expenses as discussed previously.

Income Tax Benefit

No income tax benefit was recorded by the Company for the second quarter of fiscal 2001 due to continued losses.


Six Months ended March 31, 2001
-------------------------------

Net Revenues

Net revenues for the first six months of the current fiscal year were $894,000 compared to $1,650,000 for the same period last year. The 46% decrease in net revenues was due to a $645,000 decrease in revenues from the Company's Messaging products and an $111,000 decrease in revenues from the Company's Personal Applications products.

Approximately 50% and 34% of the revenues for the first six months of the current and prior fiscal years respectively are from Personal Application products. Nearly all of these revenues are from the sales of QuicKeys, the Company's productivity enhancing utility program. During fiscal 1998, this product was only available for the Apple Macintosh market. The Macintosh's smaller market share over the last few years has negatively impacted these revenues and in the opinion of management, the new version of QuicKeys for Windows, released in this first quarter of fiscal year 1999 offers meaningful long-term growth potential. During the first six months of the current fiscal year, approximately 28% of the Personal Application revenue resulted from the release of QuicKeys for Windows compared to 10% a year ago.

Revenues from Messaging products accounted for 50% of total net revenues. The majority of these revenues consist of the QuickMail Pro/Office products, which are cross-platform, open standards messaging products available for both Microsoft Windows and Macintosh environments. Historically, these revenues were primarily derived from QuickMail LAN, the Company's Macintosh server based, e-mail solution, but over the past few years, revenues from QuickMail LAN declined significantly and the product was discontinued in fiscal 1999. In management's opinion, this decline in revenues will continue to be negatively impacted by the development of strong competition within the e-mail market. This competition includes the prevalence of inexpensive, and in some cases free, e-mail software. Such competition is expected to continue and may hinder substantial, long-term growth of this product group.

Approximate net revenues by product group for the six-month periods ended March 31, 2001 and 2000 are as follows:

                                2001           2000
                                ----           ----
Messaging                     $447,000      $1,092,000
Personal Applications          447,000         558,000
                              --------      ----------
Total net revenues            $894,000      $1,650,000

Net revenues from international channels decreased to approximately $286,000 in the first six months of the current year, from $634,000 in the same period a year ago, representing 33% and 38% of net revenues, respectively.

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

Cost of revenues, as a percentage of net revenues, decreased from 26% to 19% in the first six months of fiscal 2001, compared to the same period a year ago. The decrease is due to lower royalties paid on lower revenue and a decrease in the obsolete inventory valuation reserve.

Sales and Marketing

Sales and marketing expenses in the first six months of fiscal 2001 were reduced $97,000, or 20% compared to the first six months of fiscal 2000. The decrease was primarily a result of lower marketing/advertising expenses, $26,000; salaries, benefits and contract labor, $37,000; overhead allocation, $21,000; travel and entertainment, $10,000 and miscellaneous of $3,000. The decreases are a result of reduced sales, a reallocation of overhead among the various departments because of the workforce reduction and restructuring, and a more focused marketing/advertising program.

General and Administrative

General and administrative expenses are composed principally of salaries and benefits of administrative and technical support personnel, fees for professional services, amortization of intangible assets and facilities expenses. These expenses for the first six months of fiscal 2001 decreased $242,000, or 34% from the same period a year ago. The decrease in expenses is the net effect of decreases in salaries and benefits, $319,000; depreciation and amortization, $53,000; telephone, $18,000: maintenance and repairs, $5,000; contract labor, $7,000; shipping, $9,000; travel and entertainment, $5,000; other taxes, $5,000; and supplies, $4,000; and increases in legal and accounting, $25,000; investor communications; $9,000; insurance, $14,000; bad debts, $27,000; and overhead allocation of $108,000. The decreases are a result of a smaller workforce. The increase in overhead allocation is a result of the reallocation of expenses among the various departments as discussed previously.

Research and Development

Research and development expenses decreased to approximately $328,000 for the first six months of the current year from $378,000 in the same period last year, representing 37% and 23% of net revenues, respectively. The primary areas that decreased in the first six months of fiscal 2001 were salaries and benefits of $22,000; overhead allocation, $23,000; and miscellaneous of $5,000. The decreases in salaries and benefits were the result of workforce reductions and a more focused development effort. The decrease in the reallocation of overhead expenses is discussed previously.

Income Tax Benefit

No income tax benefit was recorded by the Company for the first six months of fiscal 2001 due to continued losses.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $143,000 to $592,000 at the end of the second quarter of fiscal 2001 from $735,000 at the end of fiscal 2000. The decrease in cash and cash equivalents was primarily the result of the operating losses during the first six months of fiscal 2001 and the purchase of software from PrairieSoft, Inc. The Company believes it can fund its working capital needs from operations and available cash and equivalents through calendar year 2001.

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

                               CE SOFTWARE, INC.

PART II: OTHER INFORMATION

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

On March 26, 2001, the Company sold 300,000 shares of unregistered common stock to PrairieSoft, Inc. in accordance with the conditions of the asset purchase agreement. The exemption relies on section 4(2) of the securities act for private transactions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


At the Company's Annual Meeting on March 23, 2001, all Directors were re-elected as follows:

                                For        Withheld
                                ---        --------

     Richard A. Skeie        1,069,100      36,920
     John S. Kirk            1,068,980      37,040
     Donald M. Brown         1,068,600      37,420

Proposal to approve the Asset Purchase Agreement dated as of January 22, 2001 by which the Company will purchase certain software products from PrairieSoft, Inc. for a purchase price consisting of (i) cash payments and debt forgiveness totaling $100,000 and (ii) 300,000 newly issued shares of the Company's unregistered Common Stock.

                                                    Abstained or
                        For          Against       Broker non-vote
                        ---          -------       ---------------

                      635,392         29,081               441,547


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibits

         NONE


  (b)    Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               CE SOFTWARE, INC.
                                  (Registrant)

        Signature                       Title                    Date
        ---------                       -----                    ----


  /s/ John S. Kirk                                             May 14, 2001
-------------------------   President and Chief Financial      ------------
     (John S. Kirk)         Officer

                                 EXHIBIT INDEX

Exhibit
Number        Description

              NONE