Form 10QSB
period 2001-06-30
CE SOFTWARE INC
filed 2001-08-14
CIK 1103393

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


 X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
----   Exchange Act of 1934
       For the quarterly period ended June 30, 2001.

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

      YES     X                                                    NO ___
           ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     July 31, 2001              Common Stock             1,455,124

                               CE SOFTWARE, INC.
                               Table of Contents


Part I      FINANCIAL INFORMATION

 Item 1.    Financial Statements:                                         Page

            Balance Sheets
               June 30, 2001 and September 30, 2000                          1

            Statements of Operations
               Three Months and Nine Months Ended June 30, 2001 and 2000     2

            Statements of Cash Flows
               Nine Months Ended June 30, 2001 and 2000                      3

            Notes to Financial Statements                                    4

 Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           5

Part II     OTHER INFORMATION

 Item 6.    Exhibits and Reports on Form 8-K                                10

SIGNATURES                                                                  11

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                               CE SOFTWARE, INC.
                                 Balance Sheets
                      June 30, 2001 and September 30, 2000
                                  (Unaudited)


                                                      June 30    September 30
Assets
------
Current assets:
   Cash and cash equivalents                        $  323,853   $  735,280
   Investments                                             995       51,729
   Trade accounts receivable                           162,352      360,655
   Recoverable income taxes                                  -      153,766
   Inventories                                         122,193      167,171
   Other current assets                                131,197      109,505
                                                    ----------   ----------
      Total current assets                             740,590    1,578,106

Property, fixtures, and equipment:
   Land                                                 82,877       82,877
   Building                                          1,312,016    1,312,016
   Fixtures and equipment                            2,748,848    2,725,017
                                                    ----------   ----------
      Total property, fixtures, and equipment        4,143,741    4,119,910
   Less accumulated depreciation                     3,062,802    2,952,210
                                                    ----------   ----------
      Net property, fixtures, and equipment          1,080,939    1,167,700
                                                    ----------   ----------

Intangible assets, net of amortization                 166,976        9,967
Other assets                                            20,756       29,236
                                                    ----------   ----------
      Total assets                                  $2,009,261   $2,785,009
                                                    ==========   ==========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
   Current portion of long-term debt                $  115,218   $  108,592
   Trade accounts payable                               76,115       97,199
   Accrued payroll and benefits                        113,354      112,432
   Other accrued payables                              104,376      119,981
   Deferred revenue                                        137        2,033
                                                    ----------   ----------
      Total current liabilities                        409,200      440,237
Long-term debt, net of current portion                  44,993      132,267
                                                    ----------   ----------
      Total liabilities                                454,193      572,504
                                                    ----------   ----------

Stockholders' equity:
   Common stock                                        145,512      115,512
   Additional paid in capital                        1,557,903    1,504,713
   Accumulated other comprehensive loss                (19,167)     (23,433)
   Retained earnings (deficit)                        (129,180)     615,713
                                                    ----------   ----------
      Total stockholders' equity                     1,555,068    2,212,505
                                                    ----------   ----------
      Total liabilities and stockholders' equity    $2,009,261   $2,785,009
                                                    ==========   ==========


See accompanying notes to financial statements.

                               CE SOFTWARE, INC.
                            Statements of Operations
           For the three and nine months ended June 30, 2001 and 2000
                                  (Unaudited)


                                                Three Months Ended June 30,    Nine Months Ended June 30,
                                                ----------------------------  ----------------------------
                                                     2001         2000           2001           2000
Net revenues                                      $  335,118   $  751,567     $1,228,991     $2,401,850
Cost of revenues                                      62,224      146,653        229,770        580,011
                                                  ----------   ----------     ----------     ----------
     Gross profit                                    272,894      604,914        999,221      1,821,839

Sales and marketing                                  162,186      208,140        548,789        665,740
General and administrative                           209,907      302,681        672,349      1,075,595
Research and development                             182,068      171,835        510,152        508,425
                                                  ----------   ----------     ----------     ----------
     Operating expenses                              554,161      682,656      1,731,290      2,249,760
                                                  ----------   ----------     ----------     ----------
          Operating loss                            (281,267)     (77,742)      (732,069)      (427,921)

Other income (expense):
Loss on sale of investments                          (13,982)           -        (43,163)             -
Interest income                                        5,443        5,107         26,530          8,349
Interest expense                                      (3,361)      (5,459)       (11,968)       (17,935)
Miscellaneous income                                   6,165        3,942         15,777          6,543
                                                  ----------   ----------     ----------     ----------
     Total other income (expense)                     (5,735)       3,590        (12,824)        (3,043)
                                                  ----------   ----------     ----------     ----------

          Net loss                                $ (287,002)  $  (74,152)    $ (744,893)    $ (430,964)
                                                  ==========   ==========     ==========     ==========



Basic net loss per share                          $     (.20)  $     (.07)    $     (.59)    $     (.38)

Shares used in per share calculation - basic       1,455,124    1,131,124      1,261,717      1,131,124

Diluted net loss per share                        $     (.20)  $     (.07)    $     (.59)    $     (.38)

Shares used in per share calculation - diluted     1,455,124    1,131,124      1,261,717      1,131,124



See accompanying notes to financial statements.

                                CE SOFTWARE INC.
                            Statements of Cash Flows
                For the nine months ended June 30, 2001 and 2000
                                  (Unaudited)

                                                                                                  2001        2000
                                                                                                ---------   ---------
Cash flows from operating activities:
   Net loss                                                                                     $(744,893)  $(430,964)
Adjustments to reconcile net loss to
   net cash (used in) operating activities:
      Depreciation and amortization:
          Property, fixtures, and equipment                                                       111,377     192,006
          Purchased software                                                                       24,059       8,970
      Gain on sale of property and equipment                                                         (200)          -
      Decrease in recoverable income tax                                                          153,766           -
      Loss on sale of investments                                                                  43,363           -
      Decrease in trade accounts receivable                                                       198,303      74,306
      Decrease in inventories                                                                      44,978     103,033
      (Increase) decrease in other current assets and other assets                                (13,212)    103,422
      Decrease in accounts payable and accrued expenses                                           (35,767)   (121,096)
      Decrease in deferred revenue                                                                 (1,896)     (6,721)
                                                                                                ---------    ---------
          Net cash used in operating activities                                                  (220,122)    (77,044)
Cash flows from investing activities:
   Increase in due to affiliates                                                                        -     296,895
   Proceeds from sale of property and equipment                                                       200           -
   Proceeds from sale of investments                                                               11,637           -
   Proceeds from sale of land                                                                           -       8,919
   Purchase of property and equipment                                                             (24,616)     (6,133)
   Payment for acquired software                                                                  (97,878)          -
                                                                                                ---------   ---------
          Net cash (used in) provided by investing activities                                    (110,657)    299,681
Cash flows from financing activities:
   Additional paid in capital contributed                                                               -      26,587
   Payments of long-term debt                                                                     (80,648)    (74,454)
                                                                                                ---------   ---------
          Net cash used in financing activities                                                   (80,648)    (47,867)
                                                                                                ---------   ---------
          Net (decrease) increase in cash and cash equivalents                                   (411,427)    174,770
Cash and cash equivalents at beginning of period                                                  735,280     227,071
                                                                                                ---------   ---------
Cash and cash equivalents at end of period                                                      $ 323,853   $ 401,841
                                                                                                =========   =========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest                                                                                   $  12,496   $  18,193
     Income taxes                                                                                       -           -
                                                                                                =========   =========

Supplemental schedule of noncash:
Investing and financing activities:
During March 2001 the Company acquired software from PrairieSoft, Inc.
     in exchange for cash and 300,000 shares of common stock.
     The consideration paid and allocation is as follows:
          Consideration paid:
              Cash                                                                              $  47,878           -
              Common stock issued                                                                  83,190           -
                                                                                                ---------   ---------
                                                                                                $ 131,068           -
                                                                                                =========   =========
          Allocated to:
              Intangible assets                                                                 $ 131,068           -
                                                                                                =========   =========

See accompanying notes to financial statements.

                               CE SOFTWARE, INC.
                         Notes to Financial Statements
                                 June 30, 2001
                                  (Unaudited)

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


2) Comprehensive loss

                                 For the nine months ended
                                   June 30, 2001 and 2000
                                 --------------------------
                                       2001        2000
                                    ----------  ----------
Net loss                            $(744,893)  $(430,964)
Other comprehensive loss
 Unrealized gain on investments         4,266           -
                                    ---------   ---------

Comprehensive loss                  $(740,627)  $(430,964)
                                    =========   =========

3) Acquisitions

On March 23, 2001, the Company received shareholder approval to purchase certain software products from PrairieSoft, Inc. for a purchase price consisting of cash in the amount of $47,878 and 300,000 newly issued shares of the Company's unregistered Common Stock. On May 7, 2001, the Company purchased software code from Object Zone A. B. for $50,000 in cash.

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

The following table sets forth certain data derived from the statements of operations, expressed as a percentage of net revenues for the quarters and nine months ended June 30, 2001 and 2000.


                                        Quarter Ended June 30,      Nine Months Ended June 30,
                                       ------------------------    ----------------------------
                                           2001         2000           2001           2000
                                           ----         ----           ----           ----
Percentage of net revenues:
    Net revenues                            100%         100%           100%           100%
    Cost of revenues                         19           20             19             24
                                           ----         ----           ----           ----
         Gross profit                        81           80             81             76

    Sales and marketing                      48           28             45             28
    General and administrative               63           40             55             45
    Research and development                 54           23             41             21
                                           ----         ----           ----           ----
         Total operating expenses           165           91            141             94
                                           ----         ----           ----           ----
         Operating loss                     (84)         (11)           (60)           (18)

    Other income (expense), net              (1)           1             (1)             -
                                           ----         ----           ----           ----
         Net loss                           (85)%        (10)%          (61)%          (18)%
                                           ====         ====           ====           ====


Three months ended June 30, 2001
--------------------------------

Net Revenues

Net revenues for the third quarter of the current fiscal year were $335,000 compared to $752,000 for the third quarter of the prior year. Revenues were down in both the Personal Application and Messaging groups compared to the same period a year ago.

Revenues from the Company's Personal Application products decreased 55% compared to the prior year, and as a percentage of net revenues, accounted for approximately 47% in the third quarter of fiscal 2001 from 45% in the third quarter of fiscal 2000. Nearly all of these revenues are from the sales of QuicKeys, the Company's productivity enhancing utility. New versions of QuicKeys were released for Macintosh in the third quarter of fiscal 2000 and for Windows in the fourth quarter of fiscal year 2000. During the third quarter of the current fiscal year, approximately 27% of the Personal Application revenue resulted from sales of QuicKeys for Windows, up from 9% during the third quarter a year ago.

As a percentage of net revenues, approximately 53% of the Company's current revenues were from the Messaging product group compared to 55% a year ago. The Company's Messaging product revenues were down 58% over the same period a year ago. The majority of these revenues consists of the QuickMail Pro/Office products, which are cross-platform, open standards messaging products available for both Microsoft Windows and Macintosh environments. In management's opinion, the decline in QuickMail revenues will continue to be negatively impacted by the development of strong competition within the e-mail market. This competition includes the prevalence of inexpensive, and in some cases free, e-mail software. Such competition is expected to continue and will likely hinder substantial, long-term growth of this product group.

Management beleives that total revenues have decreased due in part to current global economic conditions.

Approximate net revenues by product group for the third quarters ended June 30, 2001 and 2000 are as follows:


                            2001       2000
                          --------   --------
Messaging                 $178,000   $414,000
Personal Applications      157,000    338,000
                          --------   --------
Total net revenues        $335,000   $752,000
                          ========   ========

Net revenues from international channels decreased to approximately $79,000 in the third quarter of the current year, from $213,000 in the third quarter of the prior year, representing 25% and 28% of net revenues, respectively.

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

Cost of revenues decreased $84,000 in the third quarter of fiscal 2001 compared to the same period a year ago. As a percentage of net revenues, cost of revenues decreased to 19% from 20%. The decrease is due to lower royalties paid and lower material cost on lower revenue offset by an increase in amortization of capitalized purchased software.

Sales and Marketing

Sales and marketing expenses decreased $46,000 or 22%, during the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000. The major variances are primarily decreases in marketing/advertising expenses, $51,000; and salaries, benefits and contract labor, $6,000, offset by increases in overhead allocation, $10,000, and travel and entertainment, $1,000. The decreases are a result of reduced sales, and a more focused marketing/advertising program. The increases are the result of a reallocation of overhead among the various departments because of the workforce reductions.

General and Administrative

General and administrative expenses are composed principally of salaries of general, administrative, and technical support personnel, fees for professional services, amortization of other intangible assets, and facilities expenses. These expenses for the third quarter decreased 31% or $93,000 from the third quarter of the prior year, representing 63% and 40% of net revenues for third fiscal quarter of the current year and prior year, respectively. The decrease in expenses is the net effect of decreases in salaries and benefits, $77,000; depreciation and amortization, $28,000; overhead allocation, $24,000; insurance, $4,000; and supplies, $3,000; and increases in legal and accounting, $14,000; investor communications, $3,000; bad debts, $18,000; taxes, $5,000, and telephone, $3,000. The decreases are a result of a smaller workforce and a reallocation of overhead among the various departments because of the workforce reductions.

Research and Development

Research and development expenses increased to $182,000 in the third quarter of fiscal 2001, compared to $172,000 in the third quarter of the prior year, representing 54% and 23% of net revenues, respectively. The primary areas that increased in the third quarter of fiscal 2001 were salaries and benefits, $8,000, and overhead allocation, $2,000. The increases were the result of expenses necessary to develop new products.

Income Tax Benefit

No income tax benefit was recorded by the Company for the third quarter of fiscal 2001 due to continued losses.


Nine Months ended June 30, 2001
-------------------------------

Net Revenues

Net revenues for the first nine months of the current fiscal year were $1,229,000 compared to $2,402,000 for the same period last year. The 49% decrease in net revenues was due to an $876,000 decrease in revenues from the Company's Messaging products and a $297,000 decrease in revenues from the Company's Personal Applications products.

Approximately 49% and 37% of the revenues for the first nine months of the current and prior fiscal years respectively are from Personal Application products. Nearly all of these revenues are from the sales of QuicKeys, the Company's productivity enhancing utility program. During fiscal 1998, this product was only available for the Apple Macintosh market. The Macintosh's smaller market share over the last few years has negatively impacted these revenues and in the opinion of management, the new version of QuicKeys for Windows, released in this first quarter of fiscal year 1999 offers long-term growth potential. During the first nine months of the current fiscal year, approximately 28% of the Personal Application revenue resulted from the release of QuicKeys for Windows compared to 10% a year ago.

Revenues from Messaging products accounted for 51% of total net revenues. The majority of these revenues consist of the QuickMail Pro/Office products, which are cross-platform, open standards messaging products available for both Microsoft Windows and Macintosh environments. In management's opinion, the decline in QuickMail revenues will continue to be negatively impacted by the development of strong competition within the e-mail market. This competition includes the prevalence of inexpensive, and in some cases free, e-mail software. Such competition is expected to continue and will likely hinder substantial, long-term growth of this product group.

Management beleives that total revenues have decreased due in part to current global economic conditions.

Approximate net revenues by product group for the nine-month periods ended June 30, 2001 and 2000 are as follows:

                            2001        2000
                         ----------  ----------
Messaging                $  628,000  $1,504,000
Personal Applications       601,000     898,000
                         ----------  ----------
Total net revenues       $1,229,000  $2,402,000
                         ==========  ==========

Net revenues from international channels decreased to approximately $365,000 in the first nine months of the current year, from $847,000 in the same period a year ago, representing 30% and 35% of net revenues, respectively.

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

Cost of revenues, as a percentage of net revenues, decreased from 24% to 19% in the first nine months of fiscal 2001, compared to the same period a year ago. The decrease is due to lower royalties paid on lower revenue and a decrease in the obsolete inventory valuation reserve offset by an increase in amortization of capitalized purchased software.

Sales and Marketing

Sales and marketing expenses in the first nine months of fiscal 2001 were reduced $117,000, or 18% compared to the first nine months of fiscal 2000. The decrease was primarily a result of lower marketing/advertising expenses, $77,000; salaries, benefits and contract labor, $44,000; travel and entertainment, $9,000; and miscellaneous, $3,000 offset by an increase in overhead allocation, $16,000. The decreases are a result of reduced sales, and a more focused marketing/advertising program. The increases are the result of a reallocation of overhead among the various departments because of the workforce reductions.

General and Administrative

General and administrative expenses are composed principally of salaries and benefits of administrative and technical support personnel, fees for professional services, amortization of intangible assets and facilities expenses. These expenses for the first nine months of fiscal 2001 decreased $403,000, or 37% from the same period a year ago. The decrease in expenses is the net effect of decreases in salaries and benefits, $396,000; depreciation and amortization, $81,000; telephone, $15,000; maintenance and repairs, $3,000; contract labor, $7,000; shipping, $12,000; travel and entertainment, $2,000; supplies, $7,000; and miscellaneous, $3,000; and increases in legal and accounting, $39,000; investor communications, $12,000; insurance, $10,000; bad debts, $45,000; and overhead allocation, $17,000. The decreases are a result of a smaller workforce. The increase in overhead allocation is a result of the reallocation of expenses among the various departments as discussed previously.

Research and Development

Research and development expenses increased to approximately $510,000 for the first nine months of the current year from $508,000 in the same period last year, representing 41% and 21% of net revenues, respectively. The primary areas that decreased in the first nine months of fiscal 2001 were salaries and benefits, $14,000; travel and entertainment, $3,000; supplies, $2,000, and miscellaneous, $1,000 offset by an increase in overhead allocation, $20,000, and outside services, $2,000. The decreases in salaries and benefits were the result of workforce reductions and a more focused development effort. The increase in the reallocation of overhead expenses is as discussed previously.

Income Tax Benefit

No income tax benefit was recorded by the Company for the first nine months of fiscal 2001 due to continued losses.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $411,000 to $324,000 at the end of the third quarter of fiscal 2001 from $735,000 at the end of fiscal 2000. The decrease in cash and cash equivalents was primarily the result of the operating losses during the first nine months of fiscal 2001 and the purchase of software from PrairieSoft, Inc. in March 2001 and from Object Zone A. B. in May 2001. The Company believes it can fund its working capital needs from operations, available cash and equivalents, and bank financing through calendar year 2001. Managment beleives that such additional financing can be obtained on favorable terms.

Risk and Uncertainty

The preceding statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-QSB which are not historical facts are forward looking statements. These forward looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, the risk new products (internally developed or acquired) and product upgrades may not be effected on a timely basis; the risk such products may not achieve market acceptance within the Windows or Macintosh markets; the risk the prevalence and functionality of available free e-mail software will increase and further erode revenues; the risk of the growth potential of QuicKeys for Windows; the risk that QuicKeys for Macintosh may not be fully adaptable to Mac OS X; the risk the Company will not be able to fund its working capital needs from cash flows; and the risk associated with domestic and international general economic conditions. The Company's products are sold in markets that change rapidly and the Company must continually anticipate and adapt its products to emerging computer technologies and capabilities. The Company may not be able to successfully adapt to these changing markets.

                               CE SOFTWARE, INC.

PART II:  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

      NONE


  (b) Reports on Form 8-K

      There were no reports on Form 8-K filed during the quarter ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               CE SOFTWARE, INC.
                                  (Registrant)

        Signature                    Title                       Date
        ---------                    -----                       -----


  /s/ John S. Kirk                                           August 14, 2001
-------------------------   President and Chief Financial    ----------------
    (John S. Kirk)          Officer

                                 EXHIBIT INDEX

Exhibit
Number               Description

                     NONE