Form 10KSB
period 2001-09-30
CE SOFTWARE INC
filed 2002-01-14
CIK 1103393

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 X      Annual report pursuant to section 13 or 15(d) of the Securities
---     Exchange Act of 1934 for the fiscal year ended September 30, 2001.

        Transition report pursuant to section 13 or 15(d) of the Securities
___     Exchange Act of 1934 for the transition period from ____ to ____ .


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

                   YES  X                                 NO ____
                       ---

                             (Cover page continued)

Indicate by mark (X) if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]
          --

Issuer's revenues for its most recent fiscal year:  $1,547,643

Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price on the OTCBB of the Common Stock on November 30, 2001: $189,166.

Number of shares outstanding of each of the registrant's classes of common stock as of November 30, 2001:

Common Stock               1,455,124


                      DOCUMENTS INCORPORATED BY REFERENCE:

List hereunder the following documents if incorporated by reference and the Part of the 10-KSB into which the document is incorporated.

Portions of the Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held March 22, 2002 are incorporated by reference into Part III.

                                CE SOFTWARE, INC.
                         2001 FORM 10-KSB ANNUAL REPORT

                                Table of Contents

                                                                            Page
                                                                            ----
Trademarks/Definitions                                                         1

                                     PART I

Item 1.  Business                                                              2
Item 2.  Properties                                                            9
Item 3.  Legal Proceedings                                                     9
Item 4.  Submission of Matters to a Vote of Security Holders                   9

                                   PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters                                                  10
Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  10
Item 7.  Financial Statements                                                 15
Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                                  28

                                  PART III

Item 9.  Directors and Executive Officers of the Registrant                   29
Item 10. Executive Compensation                                               29
Item 11. Security Ownership of Certain Beneficial Owners and
         Management                                                           29
Item 12. Certain Relationships and Related Transactions                       29

                                   PART IV

Item 13. Exhibits, Financial Statements, and Reports on Form 8-K              30
Signatures                                                                    31

TRADEMARKS/DEFINITIONS

BackMatic(TM), CEToolbox(TM), Choosy(TM), DialogKeys(TM), InOut Tracker(TM), MailManager(TM), MassCopier(TM), MobileVision(TM), Mounty(TM), Mousies(TM), NameFinder(TM), NameServer(TM), ProKey(TM), QM Server(TM), QM Administrator(TM), QM-Connect Gateway(TM), QM Config(TM), QM-Data Collection Bridge(TM), QM-Direct Bridge(TM), QM Forms(TM), QM-Internet(TM) Gateway, QM-Link Gateway(TM), QM Menu(TM), QM-QM Bridge(TM), QM Remote(TM), QM-Script Gateway(TM), QM-Serial Gateway(TM), QM Server(TM), QM TimeOuts(TM), QuickConference(R), QuicKeys(R), QuickMail(TM), QuickMessenger(TM), QuickSend(TM), QuickTimer(TM), Scrap Ease(TM), Screen Ease(TM), Speak Ease(TM), TAA(TM), Technical Assistance Assistant(TM), and Vaccine(TM) are trademarks or registered trademarks of CE Software, Inc., an Iowa corporation.

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

                                     PART I

Item 1:  Business

General
-------
CE Software, Inc., an Iowa corporation, develops computer software products that enhance communications, connectivity and productivity for businesses and home-based personal computer users. The Company's products include personal productivity tools such as the QuicKeys product family, which as of November 1998 became available for use in the Microsoft's Windows operating system in addition to Apple's Macintosh operating system; and business e-mail software, collectively known as the QuickMail product family and developed for use with both Microsoft's Windows and Apple's Macintosh operating systems.

The Company
-----------
CE Software, Inc. (the Company) was formed in January 1987 as the successor to a business started in 1981 as the software development arm of a retail computer store known as Computer Emporium. The three founders of the Company, Richard A. Skeie, Donald M. Brown and John S. Kirk, still beneficially and collectively own approximately 25% of the Company's outstanding common stock. All three founders remain involved in the Company.

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

In 2001 the Company developed a new product, QuicKeys X, to operate within Apple's new Mac OS X operating system. This product was released in October 2001.

Products
--------
The Company's business and personal productivity software products have received awards from professional groups, user groups, and industry trade publications both in the United States and internationally.

The Company's products can be divided into two distinct groups, personal productivity and messaging applications. The personal productivity group consists of QuicKeys, QuickConference and InOut Tracker while the messaging group includes QuickMail Office and QuickMail Pro. The Company's approximate net revenues are as follows:

                                                  Years ended September 30,
--------------------------------------------------------------------------------
                                                    2001              2000
--------------------------------------------------------------------------------
Messaging                                         $743,000         1,833,000
Personal productivity                              805,000         1,222,000

--------------------------------------------------------------------------------
Total net revenues                              $1,548,000         3,055,000

The Company believes that the products in the messaging and personal productivity groups, as updated from time to time, will continue to make a revenue contribution. Of course, these products may be at risk of reduced sales if the Company is unable to produce competitive products or respond to changes in customer demands or operating system requirements.

Messaging
---------
QuickMail Office is an easy-to-use electronic mail package aimed at small to mid-sized businesses. It was originally released as an e-mail system for Macintosh-centric local area networks (LAN) in 1988 (QuickMail LAN). Due to the new direction of the e-mail industry, QuickMail LAN was upgraded in 1996 and 1997 to QuickMail Office to offer full support for industry messaging standards. QuickMail Office provides important communications functionality such as sending and receiving of messages, remote access to e-mail and connectivity to other office locations and e-mail systems.

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

Personal Applications
---------------------
QuicKeys, the Company's automation utility, was first introduced in 1987 for Macintosh users and is now available for Microsoft's Windows users as well. QuicKeys automates any repetitive, multi-step function performed on a Macintosh or Windows computer. Since its release, QuicKeys has been the leading desktop automation package for the Macintosh computing environment and has won several awards from key computer industry publications such as Macworld magazine. The Windows version of QuicKeys was recently written up in PC World in an article titled "A Control Freak's Best Friend."

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

The Company released QuicKeys 1.0 for Windows in November 1998. This automation software is designed to save time and boost productivity for anyone who uses Microsoft

Windows 95, 98 or NT 4.0. QuicKeys is designed to save a PC user's time and effort by automatically performing hundreds of common but time-consuming computer tasks, such as opening programs, typing text, choosing from menus, plus many more. QuicKeys also automates longer tasks that require several consecutive steps, such as compressing and sending files via e-mail. QuicKeys simply records the keystrokes and mouse-clicks involved in the task then play the entire sequence back, quickly and accurately, whenever the user presses the hot key or clicks the toolbar button designated for that task. In addition to helping PC users work faster and easier, QuicKeys makes all the elements of the user's computer system -- programs, documents, operating system and Internet connection -- work together more efficiently. For instance, a single QuicKeys sequence can easily perform a task that involves steps in several programs. With a wide range of features, QuicKeys can automate and control almost any function of any PC software. QuicKeys has garnered very favorable feedback from the press and customers.

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

Product Support
---------------
The Company believes that customer technical support is an important part of its overall performance. As of September 30, 2001, the Company had four employees involved in technical support services, available to all customers by electronic mail, Worldwide Web site, telephone, or fax. Certain customers are charged an annual maintenance fee for upgrades and support. Support services include explaining how the customer's computer works, how their other software works in relation to CE products, solving problems with software operation, and suggesting solutions to business and personal computing issues.

Distribution and Marketing
--------------------------
The Company's products are primarily marketed through independent distributors in the United States, through numerous independent dealers and distributors in other countries, directly to large corporate accounts under site licensing agreements, and directly to end-users through direct marketing campaigns.

Of the Company's total net revenues for fiscal 2001, approximately 25% are through independent, domestic, nonexclusive distributors. Sales to one such distributor, Ingram Micro, accounted for nearly 12% of total net revenues. Domestic distributors purchase product at a discount from list prices. The Company also distributes its products electronically from its Web site through the services of Digital River, which accounted for 13% of total net revenues.

Of the Company's total net revenues for fiscal 2001, approximately 28% are through independent, international distributors. Several of these distributors are limited by contract to distribution within a specified geographic area. The Company expects to continue emphasizing its international sales in upcoming periods. It currently provides translations of certain programs in German, French and several other languages. Sales to three such distributors, Computers Unlimited in the United Kingdom, Prisma in West Germany, and Moreware in Sweden, accounted for approximately 10%, 4%, and 4% of total net revenues, respectively. International distributors generally require a somewhat larger discount, in return for various advertising, customer service, and customer registration duties performed by them.

The Company gives its distributors industry-standard rights of return for stock balancing and for defective products and replacement rights when products are upgraded to new versions. A reserve for returns has been recorded and was $16,500 and $34,600 at September 30, 2001 and 2000, respectively. Returns exchanged for product upgrades and new version releases do not have a material impact on the financial statements because of the Company's low cost to replace such returns. Returns from end users, for any reason, have not been significant.

Product Development
-------------------
The personal computer software industry continues to undergo rapid technological change, requiring a continuous high level of enhancement of existing products and development of new products. The Company is committed to the creation of new products and is planning to continue the enhancement of existing products.

The Company's future financial performance will depend, in part, on the successful development, completion, and introduction of new software products, such as QuickConference and InOut Tracker, and of enhanced versions of existing products, and customer acceptance of those products. In the future, there is no assurance that the Company will not encounter difficulties that could delay or prevent the successful development of, or marketing of, new products and/or enhancements of existing products. There also can be no assurance that such products will yield positive results or that such results can be obtained on a timely basis or without the expenditure of substantial funds.

The Company's software products are primarily developed internally, although the Company has increased the amount of extended development with several partners and has purchased and/or licensed software products from independent authors and other software companies. As of September 30, 2001, 11 employees were engaged full time in product development. During fiscal years 2001 and 2000, the Company spent approximately $766,000 and

$665,000, respectively, on product development and enhancement activities, representing approximately 49% and 22%, respectively, of net revenues in each of these periods.

Competition
-----------
The personal computer software market is highly competitive and has been subject to rapid change, which is expected to continue. The Company's competitors include many software vendors that have financial, marketing, and technological resources far in excess of those of the Company. Certain of these include Microsoft, IBM (Lotus), Qualcomm, Netscape Division of America Online, and Novell Corporation. Certain computer manufacturers have obtained software directly competitive with the Company's products and have included that software within their computers and computer systems without additional charge to consumers. This practice negatively impacts the Company's ability to market its products.

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

Product Protection
------------------
The Company regards its software as proprietary and attempts to protect it with copyrights, trade secret laws, and internal nondisclosure safeguards, as well as restrictions on disclosure and transferability that are incorporated into its software license agreements. The Company licenses its software products to customers rather than transferring title. Despite these restrictions, it may be possible for competitors or users to copy aspects of the Company's products or to obtain information which the Company regards as trade secrets. Computer software generally can be patented only with difficulty, and existing copyright laws afford only limited practical protection. Policing unauthorized use of such a broadly disseminated product as computer software is difficult, and software piracy can be expected to be a persistent problem for the packaged software industry. These problems may be particularly acute in international markets. However, because of the rapid pace of technological change in its industry, such protections are less significant than factors such as knowledge, ability and experience of the Company's employees, frequent product enhancement, and the timeliness and quality of Company support services.

Employees --------
As of September 30, 2001, the Company employed 27 individuals. Over the previous few years the Company has steadily taken steps to reduce its workforce. These steps have included both normal employee attrition, as well as employee severance. Historically, such reductions within the areas of development, sales and marketing have been in response to the Company's focus on a smaller number of products and the outsourcing of some functions requiring a particular expertise. Within the administrative areas, reductions have been in response to reduced workloads caused by a smaller volume of transactions. During the fiscal year ended September 30, 2001 the Company maintained a steady work force with minor decreases in sales and marketing offset by increases in development. At November 30, 2001, the Company employed 21 individuals.

The term full-time equivalent employee (FTE) is defined as one full-time employee or two or more part-time employees working an aggregate of a 40-hour workweek. As of September 30, 2001 the Company employed 27 FTEs. At November 30, 2001, the Company employed 18 FTEs.

Forward-looking statements
--------------------------
The Company or management may make or may have made certain forward-looking statements, orally or in writing, such as those within Management's Discussion and Analysis contained in its various SEC filings. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to ensure to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Such statements are therefore qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from those described in such forward-looking statements.

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

Risk factors may affect future results
--------------------------------------
The Company may experience material fluctuations in future revenues and operating results on a quarterly or annual basis resulting from a number of factors, including but not limited to the risks discussed in the paragraph above.

Item 2:  Properties

The Company's principal facility is a 21,000-square-foot office building that the Company built in 1990 in West Des Moines, Iowa. In May 1994, the Company borrowed $1,000,000 secured by a mortgage on this building. In February 1995, the Company purchased the land adjacent to this building, giving the Company an additional option for future expansion. The purchase price was $225,000. This adjacent land was contracted for sale in December of 1998 with a closing in January of 1999. The sales price was $200,000.

The Company has rented a small amount of office space in its principal facility from time to time. At December 1, 2001 three tenants are renting about 1,850 square feet.

Item 3:  Legal Proceedings

None.


Item 4:  Submission of Matters to a Vote of Security Holders

No matters were submitted to the stockholders in the fourth quarter of fiscal 2001.

                                     PART II

Item 5:  Market for Registrant's Common Equity and Related Stockholder Matters

As of November 30, 2001, there were approximately 250 stockholders of record. The Company believes that it has approximately 1,150 beneficial stockholders (including the stockholders of record). The Company has never paid cash dividends on its stock and anticipates it will continue to retain earnings for use in the growth and operation of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Under the Company's loan agreement, the bank requires prior approval before any dividends can be paid.

The Company's common stock trades on the Over the Counter Bulletin Board tier of The Nasdaq Stock Market under the symbol: CESW. The following table sets forth the range of high and low sales prices per share of common stock for each quarter as provided by Nasdaq since the stock first started trading on July 28, 2000.

Quarter ended:               Common stock
--------------------------------------------
                            Low        High
--------------------------------------------
September 30, 2000         $0.125     $0.937
December 31, 2000          $0.313     $0.687
March 31, 2001             $0.200     $0.375
June 30, 2001              $0.160     $0.240
September 30, 2001         $0.130     $0.230

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

The following table sets forth certain data derived from the statements of operations, expressed as a percentage of net revenues for each of the years in the two-year period ended September 30, 2001.

                                                       Years ended September 30,
--------------------------------------------------------------------------------
                                                        2001              2000
--------------------------------------------------------------------------------
Percentage of net revenues:
Net revenues                                             100%              100%
Cost of revenues                                          19                22
--------------------------------------------------------------------------------
Gross profit                                              81                78
--------------------------------------------------------------------------------
Sales and marketing                                       51                28
General and administrative                                58                44
Research and development                                  49                22
--------------------------------------------------------------------------------
Total operating expenses                                 158                94
--------------------------------------------------------------------------------
Operating loss                                           (77)              (16)
Other expense                                             (1)               (0)
--------------------------------------------------------------------------------
Loss before income taxes                                 (78)              (16)
Income tax benefit                                        (0)               (0)
--------------------------------------------------------------------------------
Net Loss                                                 (78)%             (16)%
================================================================================

NET REVENUES
Revenues decreased 49% from fiscal 2000 to fiscal 2001. Approximately 52% of the Company's fiscal 2001 revenues were from Personal Productivity products. These revenues are primarily from sales of QuicKeys, the Company's productivity enhancing utility program, which is available for the Windows and Apple Macintosh markets. The release of QuicKeys 2.0 for Windows, in October 2000, offered additional revenue potential. Revenues from the QuicKeys product group decreased by 36% compared to the prior year. The decrease in fiscal 2001 compared to the prior year was due to the general decline in economic conditions and due to customers waiting for QuicKeys X for the new version of Apple's Mac OS X.

Revenues from the Company's Messaging products fell 60%, and accounted for approximately 48% of the total net revenues. Presently, the majority of messaging revenues is generated from the Company's QuickMail Pro and QuickMail Office products. These products are cross-platform, open standards messaging products available for both Microsoft Windows and Mac OS environments. In management's opinion, these revenues have been negatively impacted due to the development of strong competition within the e-mail market, delays experienced in upgrading the Company's product and the decline in economic conditions mentioned previously. This competition includes the prevalence of inexpensive and, in some cases, free e-mail software. In management's opinion, such competition is expected to continue and may hinder substantial, long-term growth of this product group.

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

Cost of revenues, as a percentage of net revenues, decreased from 22% to 19% in fiscal 2001, compared to fiscal 2000. The change, on a percentage basis, was due to lower royalties associated with the QuickMail product line reduced by higher amortization expense associated with capitalized purchased software.

SALES AND MARKETING
Sales and marketing expenses decreased to $783,000 during fiscal year 2001 from $862,000 during fiscal year 2000. The significant decreases included contract labor and temporary help, $25,000 or 50% from prior year; salaries and benefits, $14,000 or 3%; marketing/advertising expenses, $54,000 or 17%; and miscellaneous, $2,000 or 10% offset by an increase in allocated facility overhead expenses, $16,000 or 23%. The decreases are a result of a smaller sales and marketing workforce, and a more focused marketing/advertising program. The increase in overhead is from a reallocation from general and administrative because of the workforce reduction and restructuring.

GENERAL AND ADMINISTRATIVE
General and administrative expenses are composed principally of salaries of administrative and technical support personnel, fees for professional services, and facilities expenses. These expenses decreased $462,000 or 34% during fiscal 2001 compared to fiscal 2000. The largest of these changes included decreases in salaries and benefits, $427,000 or 44% and depreciation, $106,000 or 42% offset by increases in bad debt, $71,000 or 1185%. The decrease in salaries and benefits is the result of a smaller administrative workforce in fiscal 2001 and non-recurring restructuring expenses incurred in fiscal 2000. The decrease in depreciation was the result of a portion of the fixed assets becoming fully depreciated.

RESEARCH AND DEVELOPMENT
Research and development expenses were $766,000 and $665,000 in fiscal 2001 and 2000, respectively. Salaries and benefits, contract labor and temporary help and overhead allocation increased by $21,000, $50,000 and $34,000, respectively, in fiscal 2001 compared to fiscal 2000 due to the increased number of employees in research and development and contract labor to upgrade QuickMail while the increase in overhead was due to the reallocation of overhead expenses as discussed previously.

LOSS ON SALES OF INVESTMENTS / CHANGE IN MARKET VALUE OF SECURITIES
During fiscal 2001, the Company disposed of the remaining shares of Lightning Rod Software, Inc. The disposal resulted in a reversal of unrealized depreciation recorded in accumulated other comprehensive loss in fiscal 2000.

INCOME TAXES
The Company recorded no income tax benefit in either fiscal 2001 or 2000 as it is in a net operating loss carry forward position. The Company has recorded a valuation allowance for its net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents decreased by $673,000 to $63,000 as of the end of fiscal 2001, compared to $735,000 for the prior year. Operating losses of $1,213,000 were partially offset by other sources, which include the decrease in trade accounts receivable of 236,000, the decrease in recoverable income tax of $154,000, the decrease in other assets of $75,000 and the decrease in inventories of $59,000 resulting in a use of cash in operations of $450,000. Payments on the outstanding principal of the long-term debt of $109,000 and payments for acquired software of $98,000 also reduced cash and cash equivalents.

Cash and cash equivalents increased to $735,000 at the end of fiscal 2000, from $227,000 at the end of fiscal 1999. The increase in cash and cash equivalents was primarily due to the additional capital contribution of $406,000 in cash and the contribution of $341,000 from the exercise of stock options described in note 1 to the financial statements. Operating losses of $484,000 were offset by other sources which include the decrease in trade accounts receivable of $140,000, and the decrease in inventories of $83,000, resulting in cash provided by operating activities of $46,000. Payments of $100,000 on the outstanding principal of the long-term debt decreased cash and cash equivalents. As discussed in note 1 of the Notes to Financial Statements, as of April 28, 2000 approximately $716,000 was contributed by Holdings to the Company as additional capital for all amounts owed by the Company to its former parent.

Company management has taken steps to reduce expenses significantly in fiscal 2002 and management also believes the Company will have a significant increase in revenue in fiscal 2002 from upgrades of existing products and the introduction of new products.

On January 11, 2002, the Company signed a Commitment Letter for a multiple-advance term loan in the maximum amount of $650,000. Funds advanced shall not exceed 60 % of the appraised value of the Company's real estate, which will be pledged as collateral. The appraisal is not complete, however, management believes that the appraised value will be sufficient to obtain the $650,000. The advance is subject to an interest rate of 9 % with a maturity date of December 31, 2006. Payments will be based on a 15-year term. The Company's President has committed to provide a personal guarantee to the bank in the amount of $250,000. Any advance in excess of $500,000 must be approved by the guarantor.

Management believes that with the combination of reduced expenses, increased revenues and the financing it will be able to meet obligations as they become due during fiscal 2002.

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

RECENTLY ISSUED ACCOUNTING STANDARDS
In June, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No.142). SFAS No. 142 requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, : "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121) and subsequently SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 144). In August, 2001, the FASB issued SFAS No. 144. SFAS No.

144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use.

Both SFAS No. 142 and SFAS No. 144 are effective for fiscal years beginning after December 15, 2001, and will be implemented during the Company's year ending September 30, 2003. Management is currently evaluating the impact these statements will have on the Company's financial statements.

Item 7:  Financial Statements

Index to Item 7: Financial Statements

Independent Auditors' Report.                                         16
Balance Sheets, as of September 30, 2001 and 2000.                    17
Statements of Operations, for the years
    ended September 30, 2001 and 2000.                                18
Statements of Stockholders' Equity, for the years
    ended September 30, 2001 and 2000.                                19
Statements of Cash Flows, for the years
    ended September 30, 2001 and 2000.                                20
Notes to Financial Statements.                                        22

INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND STOCKHOLDERS
CE SOFTWARE, INC.:

We have audited the accompanying balance sheets of CE Software, Inc., as of September 30, 2001 and 2000, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CE Software, Inc., as of September 30, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                         KPMG LLP

Des Moines, Iowa
October 27, 2001, except as to
Note 8 which is as of
January 11, 2002

BALANCE SHEETS
CE Software, Inc.
September 30, 2001 and 2000
---------------------------

Assets (note 3)                                                          2001           2000
------                                                                   ----           ----
Current assets:
    Cash and cash equivalents                                        $   62,687        735,280
    Investments                                                             131         51,729
    Trade accounts receivable, less allowance for doubtful
       accounts of $16,000 in 2001 and $35,580 in 2000 (note 7)         124,225        360,655
    Recoverable income taxes                                                  -        153,766
    Inventories                                                         108,213        167,171
    Other current assets                                                 62,760        109,505
                                                                     ----------      ---------
       Total current assets                                             358,016      1,578,106
                                                                     ----------      ---------

Property, fixtures, and equipment:
    Land                                                                 82,877         82,877
    Building                                                          1,312,016      1,312,016
    Fixtures and equipment                                            2,753,626      2,725,017
                                                                     ----------      ---------
       Total property, fixtures, and equipment                        4,148,519      4,119,910
    Less accumulated depreciation                                     3,089,791      2,952,210
                                                                     ----------      ---------
       Net property, fixtures, and equipment                          1,058,728      1,167,700
                                                                     ----------      ---------

Intangible assets, net of amortization                                  148,807          9,967
Other assets                                                              1,081         29,236
                                                                     ----------      ---------
       Total assets                                                  $1,566,632      2,785,009
                                                                     ==========      =========

Liabilities and Stockholders' Equity                                     2001           2000
------------------------------------                                     ----           ----
Current liabilities:
    Current portion of long-term debt (note 3)                       $  117,545        108,592
    Trade accounts payable                                              121,301         97,199
    Accrued payroll and benefits                                        110,948        112,432
    Other accrued payables                                               95,040        119,981
    Deferred revenue                                                      1,265          2,033
                                                                     ----------      ---------
       Total current liabilities                                        446,099        440,237

Long-term debt, net of current portion (note 3)                          14,733        132,267
                                                                     ----------      ---------
       Total liabilities                                                460,832        572,504
                                                                     ----------      ---------

Stockholders' equity (note 4):
    Common stock, $.10 par value.  Authorized
       10,000,000 shares; issued and outstanding
       1,455,124 in 2001 and 1,155,124 in 2000                          145,512        115,512
    Additional paid-in capital                                        1,557,903      1,504,713
    Accumulated other comprehensive loss                                    (34)       (23,433)
    (Accumulated deficit)/retained earnings                            (597,581)       615,713
                                                                     ----------      ---------
       Total stockholders' equity                                     1,105,800      2,212,505
                                                                     ----------      ---------
       Total liabilities and stockholders' equity                    $1,566,632      2,785,009
                                                                     ==========      =========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS
CE Software, Inc.
Years ended September 30, 2001 and 2000
---------------------------------------

                                                             2001              2000
                                                             ----              ----
Net revenues (note 7)                                    $ 1,547,643        3,055,328
Cost of revenues                                             293,338          661,071
                                                         -----------        ---------
    Gross profit                                           1,254,305        2,394,257
                                                         -----------        ---------

Sales and marketing                                          783,087          861,738
General and administrative                                   893,116        1,354,717
Research and development                                     765,724          664,638
                                                         -----------        ---------
    Operating expenses                                     2,441,927        2,881,093
                                                         -----------        ---------
    Operating loss                                        (1,187,622)        (486,836)
Other income (expense):
    Loss on sale of investments (note 2)                     (62,196)            (938)
    Interest income                                           28,349           17,212
    Interest expense                                         (14,811)         (22,942)
    Miscellaneous                                             22,986            9,958
                                                         -----------        ---------

       Loss before income taxes                           (1,213,294)        (483,546)
Income taxes (note 5)                                              -                -
                                                         -----------        ---------
       Net loss                                          $(1,213,294)        (483,546)
                                                         ===========        =========

Basic loss per share (note 1)                            $     (0.93)           (0.43)
                                                         ===========        =========

Shares used in per share calculation - basic               1,310,466        1,132,439
                                                         ===========        =========

Diluted loss per share (note 1)                          $     (0.93)           (0.43)
                                                         ===========        =========

Shares used in per share calculation - diluted             1,310,466        1,132,439
                                                         ===========        =========

See accompanying notes to financial statements.

STATEMENTS OF STOCKHOLDERS' EQUITY
CE Software, Inc.
Years ended September 30, 2001 and 2000
---------------------------------------

                                                                   Accumulated     (Accumulated
                                                      Additional    Other Com-      Deficit)/
                                        Common         Paid-in      prehensive      Retained
                                         Stock         Capital         Loss         Earnings          Total
------------------------------------------------------------------------------------------------------------
Balances at September 30, 1999         $113,112          35,910               -     1,099,259      1,248,281
Comprehensive loss:
    Net loss                                  -               -               -      (483,546)      (483,546)
    Other comprehensive loss                  -               -         (23,433)            -        (23,433)
-------------------------------------------------------------------------------------------------------------
Total comprehensive loss                      -               -         (23,433)     (483,546)      (506,979)
Holdings contribution prior to
    spin-off  (note 1)                        -       1,122,595               -             -      1,122,595
Holdings contribution subsequent
    to spin-off (note 1)                      -         341,120               -             -        341,120
Common stock issued                       2,400           5,088               -             -          7,488
------------------------------------------------------------------------------------------------------------
Balances at September 30, 2000          115,512       1,504,713         (23,433)      615,713      2,212,505
Comprehensive loss:
    Net loss                                  -               -               -    (1,213,294)    (1,213,294)
    Other comprehensive income                -               -          23,399             -         23,399
------------------------------------------------------------------------------------------------------------
Total comprehensive loss                      -                          23,399    (1,213,294)    (1,189,895)
Common stock issued                      30,000          53,190               -             -         83,190
------------------------------------------------------------------------------------------------------------
Balances at September 30, 2001         $145,512       1,557,903             (34)     (597,581)     1,105,800
============================================================================================================

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS
CE Software Inc.
Years ended September 30, 2001 and 2000
---------------------------------------

                                                              2001             2000
                                                              ----             ----
Cash flows from operating activities:
    Net loss                                              $(1,213,294)      (483,546)
    Adjustments to reconcile net loss to net
       cash (used in) provided by operating activities:
          Depreciation and amortization:
              Property, fixtures, and equipment               138,366        242,052
              Purchased software                               42,228         11,960
          Non-cash issuance of common stock                         -          7,488
          Gain on sale of property and equipment                 (200)             -
          Loss on sale of investments                          62,196            938
          Decrease in trade accounts receivable               236,430        139,530
          Decrease in recoverable income taxes                153,766         22,355
          Decrease in inventories                              58,958         83,037
          Decrease in other assets                             74,900        168,269
          Increase (decrease) in trade accounts payable        24,102       (110,060)
          Decrease in accrued expenses                        (26,425)       (28,788)
          Decrease in deferred revenue                           (768)        (7,411)
                                                          --------------------------
              Net cash (used in) provided by
              operating activities                           (449,741)        45,824
                                                          --------------------------
Cash flows from investing activities:
    Proceeds from sale of land                                      -          8,919
    Purchase of property, fixtures, and equipment             (29,394)        (8,211)
    Purchase of investments                                         -        (83,662)
    Proceeds from sales of property and equipment                 200
    Proceeds from sale of investments                          12,801          7,562
    Payment for acquired software                             (97,878)             -
                                                          --------------------------
              Net cash used in investing activities          (114,271)       (75,392)
                                                          --------------------------
Cash flows from financing activities:
    Cash contributed by Holdings prior to
          Spin-off (note 1)                                         -        406,327
    Cash contributed by Holdings subsequent to
          Spin-off (note 1)                                         -        341,120
    Decrease in due to affiliates                                   -       (109,433)
    Payments on long-term debt                               (108,581)      (100,237)
                                                          --------------------------
              Net cash (used in) provided by
              financing activities                           (108,581)       537,777
                                                          --------------------------
              Net (decrease) increase in cash
              and cash equivalents                           (672,593)       508,209
Cash and cash equivalents at beginning of year                735,280        227,071
                                                          --------------------------
Cash and cash equivalents at end of year                  $    62,687        735,280
                                                          ==========================

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
       Interest                                           $    15,521         23,597
       Income taxes                                                 -          1,000
                                                          ==========================

Supplemental schedule of non-cash investing and
financing activities:
     Amounts due to affiliates contributed as
     additional paid-in capital (note 1)                        $      -    716,268
                                                                ========   ========
During March 2001 the Company acquired software from
         PrairieSoft, Inc. in exchange for cash and 300,000
         shares of common stock
         The consideration paid and allocation is as follows:
              Consideration paid:
                  Cash                                          $ 47,878          -
                  Common stock issued                             83,190          -
                                                                --------   --------
                                                                $131,068          -
                                                                ========   ========
              Allocated to:
                  Other assets                                  $131,068          -
                                                                ========   ========



See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
CE Software, Inc.
September 30, 2001 and 2000
---------------------------

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

USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

LIQUIDITY
The Company has had losses of $1,696,840 over the last two years and experienced a reduction in cash and cash equivalents of $672,593 during fiscal 2001.

Company management has taken steps to reduce expenses significantly in fiscal 2002 and management also believes the Company will have a significant increase in revenue in fiscal 2002 from upgrades of existing products and the introduction of new products. Subsequent to the fiscal year-end the Company has received and signed a commitment letter for new mortgage financing in the maximum amount of $650,000 (see note 8). Management believes that with the combination of reduced expenses, increased revenues and the financing it will be able to meet obligations as they become due during fiscal 2002.

CASH AND CASH EQUIVALENTS
For purposes of the statements of cash flows, the Company considers money market funds and overnight repurchase agreements to be the equivalent of cash. At September 30, 2001 and 2000, cash equivalents totaled approximately $56,000 and $735,000, respectively.

INVESTMENTS
Available-for-sale securities consisted of stock of Elder-Beeman at September 30, 2001 and stock of Lightning Rod Software, Inc. at September 30, 2000. The investments were recorded at market value, with the unrealized loss recorded as a component of comprehensive loss at September 30, 2001 and 2000.

INVENTORIES
Inventories are composed primarily of software translation costs, product materials, and capitalized production costs. Product materials, such as instruction manuals, CD-ROMS, diskettes, and packaging boxes, are stated at the lower of cost or market with cost determined using the first-in, first-out method. Translation costs are amortized over the estimated period between upgrades of the associated international versions of the products. No amortization period has exceeded 18 months during the two-year period ended September 30, 2001.

PROPERTY, FIXTURES, AND EQUIPMENT
Property, fixtures, and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets as follows: 31 1/2 years for building and five to seven years for fixtures and equipment.

INTANGIBLE ASSETS
Amortization expense was $42,228, and $11,960, for the years ended September 30, 2001 and 2000, respectively. Accumulated amortization at September 30, 2001 and 2000 was $115,984 and $73,756, respectively. The Company assesses the recoverability of intangible assets through analysis of undiscounted cash flows. These assets are amortized over three year and two year lives for the PrairieSoft and Object Zone purchases, respectively.

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

REVENUE RECOGNITION
Revenue from software licenses is recognized upon shipment of the product, net of an allowance for estimated product returns. The Company provides an allowance for product returns based upon historical experience and anticipated returns from its major distributors. The allowance for estimated product returns at September 30, 2001 and 2000, was $16,500 and $34,600, respectively, and is netted against trade accounts receivable in the consolidated balance sheets.

Revenues associated with obligations to provide customers with future product enhancements are deferred and recognized either pro rata over the term of the respective agreements or, in the case of revenues associated with specific upgrades, upon shipment of the upgraded products.

Post-contract customer support (PCS) is provided with other software licenses, and is also available on a per call basis separate from the license fee. Revenue equal to the estimated costs of providing the PCS is deferred and recognized over the estimated performance period. Other accrued payables at September 30, 2001 and 2000 include $34,598 and $57,277, respectively, of such deferrals.

ADVERTISING
Advertising costs are expensed in the period the advertising takes place. For the years ended September 30, 2001 and 2000, advertising costs were $287,047 and $323,940 respectively.

INCOME TAXES
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

EARNINGS (LOSS) PER COMMON SHARE
SFAS No. 128, "Earnings Per Share," requires the presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per common share reflect the potential dilution that would occur from the exercise of common stock options outstanding. Antidilutive options excluded from the diluted per share calculation totaled 88,900 at September 30, 2001 and 87,100 at September 30, 2000.

OTHER
Other comprehensive loss consisted of unrealized gains and losses on equity securities.

RECENTLY ISSUED ACCOUNTING STANDARDS
In June, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No.142). SFAS No. 142 requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, : "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121) and subsequently SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 144). In August, 2001, the FASB issued SFAS No. 144. SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use.

Both SFAS No. 142 and SFAS No. 144 are effective for fiscal years beginning after December 15, 2001, and will be implemented in the Company's year ending September 30, 2003. Management is currently evaluating the impact these statements will have on the Company's financial statements.

(2) SALE OF STOCK HELD AS AN INVESTMENT
In fiscal 2001, 15,000 shares of Lightning Rod available-for-sale securities were sold, resulting in a realized loss on the sale of $62,196.

In fiscal 2000, 1,700 shares of Lightning Rod available-for-sale securities were sold, resulting in a realized loss on the sale of $938.

(3) LONG-TERM DEBT
In 1994, CE Software, Inc. borrowed $1,000,000 under a bank loan agreement. The agreement contains certain financial compliance covenants and restricts certain transactions, such as issuing dividends without prior written consent of the bank. The interest rate on the loan is adjustable as defined in the agreement, and at September 30, 2001 the rate was 7.85%. The loan is secured by a mortgage on the real estate, a security interest in all business assets owned. Maturities during the next two fiscal years are as follows: 2002, $117,545; and 2003, $14,733.

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

The Company applies APB 25 in accounting for its stock option plans and accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net loss and net loss per share would have been indicated as follows:

--------------------------------------------------------------------------------
                                               2001              2000
--------------------------------------------------------------------------------
Net loss - as reported                     $(1,213,294)       $(483,546)
Net loss - pro forma                       $(1,214,045)       $(483,926)

Basic loss per share - as reported              $(0.93)          $(0.43)
Basic loss per share - pro forma                $(0.93)          $(0.43)
Diluted loss per share - as reported            $(0.93)          $(0.43)
Diluted loss per share - pro forma              $(0.93)          $(0.43)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions used for grants during fiscal 2001 and 2000: risk-free interest rates of 6.0%; dividend yield of 0.0%; expected volatility of 82%, and expected lives of five years. The fair values of the option grants in 2001 and 2000 were $0.220 per share and .189 per share, respectively. The effects of applying SFAS 123 may not be representative of the effects on reported net earnings (loss) for future years.

The number of options and the weighted-average exercise price of options outstanding, granted, exercised, and cancelled during the year ended September 30, 2001, are as follows:

-------------------------------------------------------------------
                                         Number         Weighted
                                         of             Average
Number of options:                       Shares         Prices
-------------------------------------------------------------------

Outstanding at beginning of year         87,100         $0.189
Granted                                  14,000          0.220
-------------------------------------------------------------------
                                        101,100          0.194

Exercised                                     -              -

Cancelled                                             12,200          0.187
---------------------------------------------------------------------------
Outstanding at end of year                            88,900          0.194
===========================================================================

The options outstanding as of September 30, 2001, have the following attributes:

------------------------------------------------------------------------
Option statistics
by price ranges:                       $0.187       $0.220        $0.312
------------------------------------------------------------------------
Options outstanding                    73,200       14,000         1,700
Weighted-average
remaining life (in years)                8.92         9.75          9.00

(5) INCOME TAXES
Income taxes for 2001 and 2000, differ from the "expected" tax benefit computed by applying the United States federal income tax rate of 34% to the loss before income taxes, as follows:


-----------------------------------------------------------------------------
                                                        2001           2000
-----------------------------------------------------------------------------
Computed "expected" tax benefit                      $(412,520)      (164,405)
Decrease in "expected" tax benefit
       resulting from:
    Change in valuation allowance                      402,000        154,000
    Other, net                                          10,520         10,405
-----------------------------------------------------------------------------
       Income tax (benefit) expense                  $       -              -
=============================================================================

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities at September 30, 2001 and 2000 are as follows:

-------------------------------------------------------------------------------
                                                            2001          2000
-------------------------------------------------------------------------------
Deferred tax assets:
    Allowance for product returns                        $   5,600      12,100
    Allowance for doubtful accounts                          5,400      12,500
    Accrued expenses                                        29,600      70,100
    Intangible assets                                      101,600     108,200
    Net operating loss carryforward                        641,600     187,500
    Alternative minimum tax credit                          85,000      85,000
------------------------------------------------------------------------------
    Gross deferred tax assets                              868,800     475,400
    Valuation allowance                                    858,000     456,000
------------------------------------------------------------------------------
       Total deferred tax assets                            10,800      19,400

Deferred tax liabilities:
    Accelerated depreciation for tax purposes              (10,800)    (19,400)
------------------------------------------------------------------------------
        Net deferred tax assets                          $       -           -
==============================================================================

The change in the total valuation allowance for the years ended September 30, 2001 and 2000 was an increase of $402,000 and $154,000, respectively. The Company has federal net operating loss carry forwards of $536,000 expiring in 2020 and $1,351,000 expiring in 2021.

(6) 401(k) PROFIT-SHARING PLAN
The Company has a 401(k) profit-sharing plan covering substantially all of its employees. The profit-sharing component of the plan is funded by employer contributions at the discretion of the board of directors. There was no profit-sharing contribution for the years ended September 30, 2001 or 2000.

The plan includes a 401(k) component that allows qualified employees to contribute between 1% and 12% of their compensation. The Company, at the discretion of the board of directors, can make matching contributions to the accounts of qualified employees who have met the one year of service requirement. Net employer contributions for the years ended September 30, 2001 and 2000, were $24,941 and $29,124, respectively.

(7) MAJOR CUSTOMERS AND EXPORT SALES
The Company's major customers are distributors. Of its domestic revenues, sales to the top two distributor customers in 2001 and 2000 were approximately $402,000 and $736,000, respectively. Accounts receivable from these two distributor customers at September 30, 2001 and 2000 were approximately $88,000 and $224,000, respectively.

Virtually all export sales are to distributors. Export sales were approximately $428, 000 and $1,031,000, for the years ended September 30, 2001 and 2000, respectively. Sales to the Company's top three export distributor customers represented approximately $158,000, $64,000, and $62,000, or 10%, 4%, and 4%, of
net revenues in fiscal 2001. Sales to the top three export distributors customers represented approximately $416,000, $161,000, and $86,000, or 14%, 5%, and 3%, of net revenues in fiscal 2000. Percentage components of export sales by geographic area for 2001 and 2000, respectively, were Europe (96 and 92 percent); Japan (0 and 3 percent) and Australia (4 and 5 percent).

(8) SUBSEQUENT EVENT
On January 11, 2002, the Company signed a Commitment Letter for a multiple-advance term loan in the maximum amount of $650,000. Funds advanced shall not exceed 60 % of the appraised value of the Company's real estate, which will be pledged as collateral. The appraisal is not complete, however, management believes that the appraised value will be sufficient to obtain the $650,000. The advance is subject to an interest rate of 9 % with a maturity date of December 31, 2006. Payments will be based on a 15-year term. The Company's President has committed to provide a personal guarantee to the bank in the amount of $250,000. Any advance in excess of $500,000 must be approved by the guarantor.

Item 8: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                                    PART III

Item 9:   Directors and Executive Officers of the Registrant

Information with respect to this Item may be found in the section captioned "Nominees for Elections as Directors" appearing in the Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held March 22, 2002. Such information is incorporated herein by reference.

Information with respect to delinquent Form 4 filings may be found in the section captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held March 22, 2002. Such information is incorporated herein by reference.

Item 10:  Executive Compensation

Information with respect to this Item may be found in the section captioned "Executive Compensation" appearing in the Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held March 22, 2002. Such information is incorporated herein by reference.

Item 11:  Security Ownership of Certain Beneficial Owners and Management

Information with respect to this Item may be found in the section captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held March 22, 2002. Such information is incorporated herein by reference.

Item 12:  Certain Relationships and Related Transactions

Information with respect to this Item may be found in the section captioned "Executive Compensation" appearing in the Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held March 22, 2002. Such information is incorporated herein by reference.

                                     PART IV

Item 13:  Exhibits, Financial Statements, and Reports on Form 8-K

(a)      The following documents are filed as a part of this Report:

         1.   Financial Statements
              --------------------

The following financial statements of CE Software, Inc., and the Independent Auditors' Report issued thereon, are incorporated by reference in Part II, Item 7:

Independent Auditors' Report.
Balance Sheets, as of September 30, 2001 and 2000.
Statements of Operations, for the years
    ended September 30, 2001 and 2000.
Statements of Stockholders' Equity, for the years
    ended September 30, 2001 and 2000.
Statements of Cash Flows, for the years
    ended September 30, 2001 and 2000.
Notes to Financial Statements.

         2.   Exhibits                                                 Page 32
              --------

The following exhibits are filed as part of, or incorporated by reference into, this Report:

3.1 Amended and Restated Articles of Incorporation of the company as corrected by Articles of Correction filed with the Iowa Secretary of State on April 27, 2000.

3.2     Bylaws

4.1     Form of Certificate for Common Stock

10.1    CE Software, Inc., 2000 Stock Option Plan

10.2    CE Software, Inc. 401(k) Profit Sharing Plan

10.3    Business Loan Agreement

10.4 Executive Employment Agreement with Christian F. Gurney, including Stock Purchase Agreement and Non-Recourse Promissory Note.

10.5    Purchase Agreement with PrairieSoft, Inc.

10.6    Bank Commitment Letter

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

       Signature                          Title                   Date
       ---------                          -----                   ----

       /s/ John S. Kirk                                          01/14/02
--------------------------        President, Secretary,          --------
       (John S. Kirk)             Treasurer and Director

                                  EXHIBIT INDEX

Exhibit                                                                                         Reference (*)
Number                                                                                          or  Page #
3.1        Amended and Restated Articles of Incorporation of the Company as
           corrected by Articles of Correction filed with the Iowa Secretary of
           State on April 27, 2000 is incorporated by reference to Exhibit 3.1 to
           Form 10KSB filed with the Commission on January 16, 2001                                     *
3.2        Bylaws, incorporated by reference to Exhibit 2.1 to Form 10-SB
           filed with the Commission on March 10, 2000                                                  *
4.1        Form of Certificate for Common Stock is incorporated by reference to
           Exhibit 4.1 to Form 10KSB filed with the Commission on January 16,
           2001                                                                                         *
10.1       CE Software, Inc., 2000 Stock Option Plan is incorporated by reference to Exhibit 10.1 to Form 10KSB filed with the Commission on January
           16, 2001                                                                                     *
10.2       CE Software, Inc. 401(k) Profit Sharing Plan is incorporated by reference to Exhibit 10.2 to Form 10KSB filed with the Commission on January 16,
           2001                                                                                         *
10.3       Business Loan Agreement is incorporated by reference to Exhibit 10.3 to
           Form 10KSB filed with the Commission on January 16, 2001                                     *
10.4       Executive Employment Agreement with Christian Gurney,
           including Stock Purchase Agreement and Non-Recourse Promissory Note
           is incorporated by reference to Exhibit 10.4 to Form 10KSB filed
           with the Commission on January 16, 2001                                                      *
10.5       Purchase Agreement with PrairieSoft, Inc. is incorporated by reference to Appendix A of the Proxy to Form 14A filed with the Commission on
           January 24, 2001                                                                             *
10.6       Bank Commitment Letter                                                                      33