Form 10QSB
period 2001-12-31
CE SOFTWARE INC
filed 2002-02-14
CIK 1103393

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 X      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
___     Exchange Act of 1934 For the quarterly period ended December 31, 2001.

        Transition Report Pursuant to Section 13 or 15(d) of the Securities
___     Exchange Act of 1934 For the Transition period from ___ to ___.

                          Commission File No. 000-29741

           -----------------------------------------------------------

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

         -------------------------------------------------------------


Indicate by mark (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES X                NO
                              ---                  ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

  January 31, 2002                  Common Stock                     1,455,124

                                CE SOFTWARE, INC.
                                Table of Contents

Part I        FINANCIAL INFORMATION

   Item 1.    Financial Statements:                                  Page

              Balance Sheets
                  December 31, 2001 and September 30, 2001             1

              Statements of Operations
                  Three Months Ended December 31, 2001 and 2000        2

              Statements of Cash Flows
                  Three Months Ended December 31, 2001 and 2000        3

              Notes to Financial Statements                            4

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                  5

Part II       OTHER INFORMATION

   Item 6.    Exhibits and Reports on Form 8-K                         8

SIGNATURES                                                             9

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                CE SOFTWARE, INC.
                                 Balance Sheets
                    December 31, 2001 and September 30, 2001
                                   (Unaudited)

                                                     December 31    September 30
                                                     -----------    ------------
Assets
------
Current assets:
    Cash and cash equivalents                         $   36,696     $   62,687
    Investments                                              109            131
    Trade accounts receivable                            100,467        124,225
    Inventories                                          106,258        108,213
    Other current assets                                  51,736         62,760
                                                      ----------     ----------
       Total current assets                              295,266        358,016
                                                      ----------     ----------

Property, fixtures, and equipment:
    Land                                                  82,877         82,877
    Building                                           1,312,016      1,312,016
    Fixtures and equipment                             2,753,626      2,753,626
                                                      ----------     ----------
       Total property, fixtures, and equipment         4,148,519      4,148,519
    Less accumulated depreciation                      3,113,599      3,089,791
                                                      ----------      ---------
       Net property, fixtures, and equipment           1,034,920      1,058,728
                                                      ----------      ---------

Other intangible assets, net of amortization             131,635        148,807
Other assets                                                 580          1,081
                                                      ----------     ----------
       Total assets                                   $1,462,401     $1,566,632
                                                      ==========     ==========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
    Current portion of long-term debt                 $  103,756     $  117,545
    Trade accounts payable                               232,685        121,301
    Accrued payroll and benefits                          88,107        110,948
    Other accrued payables                                93,708         95,040
    Deferred revenue                                         842          1,265
                                                      ----------     ----------
       Total current liabilities                         519,098        446,099
Long-term debt, net of current portion                         -         14,733
                                                      ----------     ----------
       Total liabilities                                 519,098        460,832
                                                      ----------     ----------

Stockholders' equity:
    Common stock                                         145,512        145,512
    Additional paid-in capital                         1,557,903      1,557,903
    Accumulated other comprehensive loss                     (56)           (34)
    Accumulated deficit                                 (760,056)      (597,581)
                                                      -----------    -----------
       Total stockholders' equity                        943,303      1,105,800
                                                      ----------     ----------
       Total liabilities and stockholders' equity     $1,462,401     $1,566,632
                                                      ==========     ==========

                See accompanying notes to financial statements.

                                CE SOFTWARE, INC.
                            Statements of Operations
              For the three months ended December 31, 2001 and 2000
                                   (Unaudited)

                                                                                  2001              2000
                                                                                ----------      -----------
Net revenues                                                                    $  347,712      $   493,638
Cost of revenues                                                                    46,690           83,535
                                                                                ----------      -----------
     Gross profit                                                                  301,022          410,103

Sales and marketing                                                                127,832          217,295
General and administrative                                                         184,718          224,783
Research and development                                                           154,285          158,675
                                                                                ----------      -----------
         Operating expenses                                                        466,835          600,753
                                                                                ----------      -----------
         Operating loss                                                           (165,813)        (190,650)

Other income (expense):
Loss on sale of investments and property, fixtures and equipment                         -           (5,637)
Miscellaneous income                                                                 6,250            3,720
Interest income                                                                         71           10,904
Interest expense                                                                    (2,983)          (4,480)
                                                                                -----------     -----------
         Total other income                                                          3,338            4,507
                                                                                ----------      -----------

Loss before income tax benefit                                                    (162,475)        (186,143)
Income tax benefit                                                                       -                -
                                                                                ----------      -----------
         Net loss                                                               $ (162,475)     $  (186,143)
                                                                                ===========     ===========



Basic net loss per share                                                        $     (.11)      $     (.16)

Shares used in per share calculation - basic                                     1,455,124         ,155,124

Diluted net loss per share                                                      $     (.11)      $     (.16)

Shares used in per share calculation - diluted                                   1,455,124        1,155,124


                See accompanying notes to financial statements.

                                CE SOFTWARE, INC.
                            Statements of Cash Flows
              For the three months ended December 31, 2001 and 2000
                                   (Unaudited)



                                                                             2001                2000
                                                                             -----               ----

Cash flows from operating activities:
     Net loss                                                              $(162,475)          $(186,143)
     Adjustments to reconcile net loss to
         net cash provided by operating activities:
         Depreciation and amortization:
              Property, fixtures, and equipment                               23,808              44,759
              Purchased software                                              17,173               2,990
         Gain on sale of property and equipment                                    -                (200)
         Loss on sale of investments                                               -               5,837
         Decrease in recoverable income taxes                                      -             153,766
         Decrease in trade accounts receivable                                23,758              79,363
         Decrease in inventories                                               1,955              10,634
         Decrease (increase) in other current assets and other assets         11,524             (46,181)
         Increase in accounts payable and accrued expenses                    87,211              59,457
         Decrease in deferred revenue                                           (423)               (891)
                                                                           ---------           ---------
              Net cash provided by operating activities                        2,531             123,391

Cash flows from investing activities:
     Proceeds from sale of property and equipment                                  -                 200
     Proceeds from sale of investments                                             -               4,162
     Purchase of property and equipment and other intangible assets                -              (4,855)
                                                                           ---------           ---------
              Net cash used in investing activities                                -                (493)

Cash flows from financing activities:
     Payment of long-term debt                                               (28,522)            (26,353)
                                                                           ---------           ---------
              Net (decrease) increase in cash and cash equivalents           (25,991)             96,545

Cash and cash equivalents at beginning of period                              62,687             735,280
                                                                           ---------           ---------
Cash and cash equivalents at end of period                                 $  36,696           $ 831,825
                                                                           =========           =========
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                          $   3,147           $   4,606
         Income taxes                                                              -                   -

                See accompanying notes to financial statements.

                                CE SOFTWARE, INC.
                          Notes to Financial Statements
                                December 31, 2001
                                   (Unaudited)

1) Accounting policies

During interim periods, CE Software, Inc. (CESW), follows the accounting policies set forth in the financial information in its Form 10-KSB filed with the Securities and Exchange Commission. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the financial statements in its Form 10-KSB when reviewing interim financial results.

Results of Operations

The results of operations for the interim period reported are not necessarily indicative of results to be expected for the year. The information reflects all the adjustments (none of which were other than normal recurring items), which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.

2) Comprehensive loss

                                                   For the three months ended
                                                  December 31, 2001 and 2000
                                                 ------------------------------
                                                   2001                 2000
                                                 ---------            ---------
Net loss                                         $(162,475)           $(186,143)
Other comprehensive loss
       Unrealized loss on investments                  (22)             (37,155)
                                                 ----------           ---------
Comprehensive loss                               $(162,497)           $(223,298)
                                                 ==========           =========


3) Subsequent events

On January 31, 2002, the Company signed a Fixed Rate Revolving or Draw Note with a bank in the maximum amount of $650,000. Funds advanced shall not exceed 60% of the appraised value of the Company's real estate, which will be pledged as collateral. The appraisal is not complete, however, management believes that the appraised value will be sufficient to obtain the $650,000. Funds advanced are subject to an interest rate of 9% with a maturity date of December 31, 2006. Payments will be based on a 15-year term. The Company's President has committed to provide a personal guarantee to the bank in the amount of $250,000. Any advance in excess of $500,000 must be approved by the guarantor.

On February 6, 2002, the Company offered to buy back odd-lot shares from those shareholders with less than 100 shares as of January 31, 2002. The participating shareholders will be paid $.35 per share. This odd-lot repurchase offer expires on September 30, 2002.

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

The following table sets forth certain data derived from the statements of operations, expressed as a percentage of net revenues for the quarters ended December 31, 2001 and 2000.

                                                  2001         2000
                                                  ----         ----
Percentage of net revenues:
     Net revenues                                 100%         100%
     Cost of revenues                              14           17
                                                  ---          ---
       Gross profit                                86           83
                                                  ---          ---

     Sales and marketing                           37           44
     General and administrative                    53           46
     Research and development                      44           32
                                                  ---          ---
       Total operating expenses                   134          122
                                                  ---          ---
       Operating loss                             (48)         (39)

     Other income (expense), net                    1            1
                                                  ---          ---
       Loss before income taxes                   (47)         (38)
     Income tax benefit                             -            -
                                                  ---          ---
       Net loss                                   (47)%        (38)%
                                                  ===          ===


Net Revenues

Net revenues for the first quarter of the current year were $348,000 compared to $494,000 for the first quarter of the prior year. Revenues were down in both the Personal Application and Messaging groups compared to the same period a year ago.

Revenues from the Company's Personal Application products decreased 12% compared to the prior year, and as a percentage of net revenues, accounted for approximately 63% in the first quarter of fiscal 2002 from 52% in the first quarter of fiscal 2001. Nearly all of these revenues are from the sales of QuicKeys, the Company's productivity enhancing utility. QuicKeys X was released during the first quarter of fiscal 2002. During the first quarter of the current fiscal year, approximately 42% of the Personal Application revenue resulted from sales of QuicKeys X.

As a percentage of net revenues, approximately 37% of the Company's current revenues were from the Messaging product group compared to 48% a year ago. The Company's Messaging product revenues were down 43% over the same period a year ago. The majority of these revenues consist of the QuickMail Pro/Office products, which are cross-platform, open standards messaging products available for both Microsoft Windows and Macintosh environments. In management's opinion, such revenues will continue to be negatively impacted by the development of strong competition within the e-mail market. This competition includes the prevalence of inexpensive, and in some cases free, e-mail software. Such competition is expected to continue and may hinder substantial, long-term growth of this product group.

Net revenues from international channels decreased to approximately $89,000 in the first quarter of the current year, from $167,000 in the first quarter of the prior year, representing 26% and 34% of net revenues, respectively.

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

Cost of revenues decreased $37,000 in the first quarter of fiscal 2002 compared to the same period a year ago. As a percentage of net revenues, cost of revenues decreased to 14% from 17%. The net decrease is due to lower royalties paid offset by an increase in amortization of purchased software.

Sales and Marketing

Sales and marketing expenses decreased $89,000 or 41%, during the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001. The variances are primarily decreases in salaries and benefits, $35,000; marketing/advertising expenses, $48,000; and overhead allocation, $7,000. The decreases are a result of a smaller sales and marketing workforce, a more focused marketing/advertising program and a reallocation of overhead among the various departments because of the workforce reduction and restructuring.

General and Administrative

General and administrative expenses are composed principally of salaries of general, administrative, and technical support personnel, fees for professional services, and facilities expenses. These expenses for the first quarter decreased 18% or $40,000 from the first quarter of the prior year. The decrease in expenses is primarily the net effect of decreases in salaries and benefits, $28,000; depreciation and amortization, $24,000; maintenance and repairs, $6,000; and supplies, $3,000; and increases in professional services, $8,000; overhead allocation, $8,000; and contract labor of $4,000. The decreases are a result of a smaller workforce and fully depreciated equipment. The increase in overhead is a result of the reallocation of expenses among the various departments as discussed previously.

Research and Development

Research and development expenses were primarily unchanged in the first quarter of fiscal 2002, compared to the first quarter of the prior year.

Income Tax Benefit

No income tax benefit was recorded by the Company for the first quarter of fiscal 2002 due to continued losses.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $26,000 to $37,000 at the end of the first quarter of fiscal 2002 from $63,000 at the end of fiscal 2001. The decrease in cash and cash equivalents was primarily due to the decrease in long term debt of $29,000. Company management has taken steps to reduce expenses significantly in fiscal 2002 and management also believes the Company will have a significant increase in revenue in fiscal 2002 from upgrades of existing products and the introduction of new products. On January 31, 2002, the Company obtained $500,000 under the financing discussed in note 3 to the first quarter financial statements. Management believes that with the combination of reduced expenses, increased revenues and the financing it will be able to meet obligations as they become due during fiscal 2002.

Risk and Uncertainty

The preceding statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical facts are forward-looking statements. These forward-looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, the risk that new products and product upgrades may not be effected on a timely basis, the risk that such products and upgrades may not achieve market acceptance, the risk that competitors will develop similar products and reach the market first, the risk that competing products distributed at no cost will materially decrease the Company's opportunity to market its products, the risk that the general decline in economic conditions, both nationally and internationally, will continue and the risk that the Company would not be able to fund its working capital needs from cash flow and the new financing.

                                CE SOFTWARE, INC.

                           PART II: OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits                                                     Page 11
          (10.1) Bank Fixed Rate Revolving or Draw Note


     (b)   Reports on Form 8-K

           There were no reports on Form 8-K filed during the quarter ended December 31, 2001.

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


                                CE SOFTWARE, INC.
                                  (Registrant)

       Signature                    Title                         Date
       ---------                    -----                         ----
   /s/ John S. Kirk    President and Chief Financial        February 14, 2002
 --------------------    Officer
   (John S. Kirk)

                                  EXHIBIT INDEX

Exhibit                                                           Reference (*)
Number     Description                                            or  Page #
-------    -----------                                            -------------
10.1       Bank Fixed Rate Revolving or Draw Note                      11