Form 10QSB
period 2002-03-31
CE SOFTWARE INC
filed 2002-05-15
CIK 1103393

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

X  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
-  Exchange Act of 1934 For the quarterly period ended March 31, 2002.

- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition period from ______ to ______ .

                          Commission File No. 000-29741

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------


Indicate by mark (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   YES     X                          NO
                         ------                           ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         April 30, 2002           Common Stock             1,455,124

                                CE SOFTWARE, INC.
                                Table of Contents

                                                                            Page
                                                                            ----
Part I        FINANCIAL INFORMATION

Item 1.       Financial Statements:

              Balance Sheets
                  March 31, 2002 and September 30, 2001 .......................1

              Statements of Operations
                  Three Months and Six Months Ended March 31, 2002 and 2001 ...2

              Statements of Cash Flows
                  Six Months Ended March 31, 2002 and 2001 ....................3

              Notes to Financial Statements ...................................4

Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .........................5

Part II       OTHER INFORMATION

Item 4.       Submission of Matters for Vote of Security Holders .............10

Item 6.       Exhibits and Reports on Form 8-K ...............................10

SIGNATURES ...................................................................11

PART I:   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                CE SOFTWARE, INC.
                                 Balance Sheets
                      March 31, 2002 and September 30, 2001
                                   (Unaudited)

                                                                                     March 31    September 30
                                                                                     --------    ------------
Assets
------
Current assets:
    Cash and cash equivalents ..................................................$     184,849    $      62,818
    Trade accounts receivable ..................................................      175,390          124,225
    Inventories ................................................................      107,862          108,213
    Other current assets .......................................................       63,599           62,760
                                                                                -------------    -------------
       Total current assets ....................................................      531,700          358,016
                                                                                -------------    -------------

Property, fixtures, and equipment:
    Land .......................................................................       82,877           82,877
    Building ...................................................................    1,312,016        1,312,016
    Fixtures and equipment .....................................................    2,753,626        2,753,626
                                                                                -------------    -------------
       Total property, fixtures, and equipment .................................    4,148,519        4,148,519
    Less accumulated depreciation ..............................................    3,136,119        3,089,791
                                                                                -------------    -------------
       Net property, fixtures, and equipment ...................................    1,012,400        1,058,728
                                                                                -------------    -------------

Other intangible assets, net of amortization ...................................      114,463          148,807
Other assets ...................................................................          580            1,081
                                                                                -------------    -------------
       Total assets ............................................................$   1,659,143    $   1,566,632
                                                                                =============    =============

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
    Current portion of long-term debt ..........................................$      38,746    $     117,545
    Trade accounts payable .....................................................       56,959          121,301
    Accrued payroll and benefits ...............................................       94,906          110,948
    Other accrued payables .....................................................       94,037           95,040
    Deferred revenue ...........................................................        8,419            1,265
                                                                                -------------    -------------
       Total current liabilities ...............................................      293,067          446,099
Long-term debt, net of current portion .........................................      454,778           14,733
                                                                                -------------    -------------
       Total liabilities .......................................................      747,845          460,832
                                                                                -------------    -------------

Stockholders' equity:
    Common stock ...............................................................      145,512          145,512
    Additional paid-in capital .................................................    1,557,903        1,557,903
    Accumulated other comprehensive loss .......................................          (91)             (34)
    Accumulated deficit ........................................................     (792,026)        (597,581)
                                                                                --------------   --------------
       Total stockholders' equity ..............................................      911,298        1,105,800
                                                                                -------------    -------------
       Total liabilities and stockholders' equity ..............................$   1,659,143    $   1,566,632
                                                                                =============    =============

See accompanying notes to financial statements.

                                CE SOFTWARE, INC.
                            Statements of Operations
           For the three and six months ended March 31, 2002 and 2001
                                   (Unaudited)


                                                 Three Months Ended March 31,         Six Months Ended March 31,
                                                 ----------------------------         ---- ------------------------
                                                        2002             2001                2002              2001
                                                        ----             ----                ----              ----

Net revenues ....................................$   448,941          400,236             796,653           893,874
Cost of revenues ................................     45,092           84,011              91,782           167,546
                                                 -----------      -----------         -----------       -----------
     Gross profit ...............................    403,849          316,225             704,871           726,328

Sales and marketing .............................    125,465          169,308             253,297           386,603
General and administrative ......................    166,048          237,659             350,766           462,442
Research and development ........................    139,648          169,409             293,933           328,084
                                                 -----------      -----------         -----------       -----------
     Operating expenses .........................    431,161          576,376             897,996         1,177,129
                                                 -----------      -----------         -----------       -----------
     Operating loss .............................    (27,312)        (260,151)           (193,125)         (450,801)

Other income (expense):
Loss on sale of investments .....................          -          (23,544)                  -           (29,181)
Interest income .................................         35           10,182                 106            21,086
Interest expense ................................     (8,664)          (4,126)            (11,647)           (8,606)
Miscellaneous income ............................      3,971            5,892              10,221             9,612
                                                 -----------      -----------         -----------       -----------
     Total other expense ........................     (4,658)         (11,596)             (1,320)           (7,089)
                                                 -----------      -----------         -----------       -----------
     Net loss ...................................$   (31,970)        (271,747)           (194,445)         (457,890)
                                                 ============     ============        ============      ============



Basic net loss per share ........................   $  (.02)            (.23)               (.13)             (.39)

Shares used in per share calculation - basic ....  1,455,124        1,175,124           1,455,124         1,165,014

Diluted net loss per share ......................   $  (.02)            (.23)               (.13)             (.39)

Shares used in per share calculation - diluted ..  1,455,124        1,175,124           1,455,124         1,165,014



See accompanying notes to financial statements.

                                CE SOFTWARE, INC.
                            Statements of Cash Flows
                For the six months ended March 31, 2002 and 2001
                                   (Unaudited)

                                                                                  2002                  2001
                                                                                  ----                  ----
Cash flows from operating activities:
     Net loss ...........................................................$    (194,445)        $    (457,890)
     Adjustments to reconcile net loss to
         net cash used in operating activities:
         Depreciation and amortization:
              Property, fixtures, and equipment .........................       46,328                81,536
              Purchased software ........................................       34,344                 5,980
         Gain on sale of property and equipment .........................            -                  (200)
         Decrease in recoverable income tax .............................            -               153,766
         Loss on sale of investments ....................................            -                29,381
         (Increase) decrease in trade accounts receivable ...............      (51,165)              117,408
         Decrease in inventories ........................................          351                28,579
         Increase in other current assets and other assets ..............         (339)               (8,759)
         (Decease) increase in accounts payable and accrued expenses ....      (81,387)               12,528
         Increase (decrease) in deferred revenue ........................        7,154                (1,473)
                                                                         -------------         --------------
              Net cash used in operating activities .....................     (239,157)              (39,144)
Cash flows from investing activities:
     Proceeds from sale of property and equipment .......................            -                   200
     Proceeds from sale of investments ..................................            -                10,619
     Purchase of property and equipment and other intangible assets .....            -               (13,570)
                                                                         -------------         --------------
              Net cash used in investing activities .....................            -                (2,751)
Cash flows from financing activities:
     Proceeds from issuance of long-term debt ...........................      500,000                     -
     Payment for acquired software ......................................            -               (47,878)
     Payments of long-term debt .........................................     (138,754)              (53,271)
                                                                         --------------        --------------
              Net cash provided by (used in) financing activities .......      361,246              (101,149)
                                                                         -------------         --------------
              Net increase (decrease) in cash and cash equivalents ......      122,089              (143,044)
Cash and cash equivalents at beginning of period ........................       62,687               735,280
                                                                         -------------         -------------
Cash and cash equivalents at end of period ..............................$     184,776         $     592,236
                                                                         -------------         -------------

Supplemental disclosures of cash flow information:

     Cash paid during the period for interest ...........................$      12,512         $       8,915
                                                                         -------------         -------------


Supplemental schedule of noncash investing and financing activities:
     During March 2001 the Company acquired software from
         PrairieSoft, Inc. in exchange for cash and 300,000
         shares of common stock.
         The consideration paid and allocation is as follows:
              Consideration paid:
                  Cash ..................................................$           -         $      47,878
                  Common stock issued ...................................            -                83,190
                                                                         -------------         -------------
                                                                         $           -         $     131,068
                                                                         =============         =============
              Allocated to:
                  Other intangible assets ...............................$           -         $     131,068
                                                                         =============         =============

See accompanying notes to financial statements.

                                CE SOFTWARE, INC.
                          Notes to Financial Statements
                                 March 31, 2002
                                   (Unaudited)

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

Critical accounting policy
Revenue from software licenses is recognized upon shipment of the product, net of an allowance for estimated product returns. The Company provides an allowance for product returns based upon historical experience and anticipated returns from its major distributors.

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

2) Comprehensive loss

                                                     For the six months ended  March 31, 2002 and 2001
                                                     -------------------------------------------------
                                                                     2002                  2001
                                                                     ----                  ----

Net loss ...................................................$    (194,445)        $    (457,890)
Other comprehensive loss
       Unrealized loss on investments ......................          (57)               (4,161)
                                                            --------------        --------------

Comprehensive loss .........................................$    (194,502)        $    (462,051)
                                                            ==============        ==============

3) Long term debt

On January 31, 2002, the Company signed a Fixed Rate Revolving or Draw Note with a bank in the maximum amount of $645,000. Funds advanced cannot exceed 60% of the appraised value of the Company's real estate, which was pledged as collateral. Funds advanced are subject to an interest rate of 9% with a maturity date of December 31, 2006. Payments are based on a 15-year term. The Company's President has provided a personal guarantee to the bank in the amount of $250,000. Any advance in excess of $500,000 must be approved by the guarantor. On January 31, 2002, the Company received $500,000 under this arrangement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following discussion should be read in conjunction with the financial statements and related notes included elsewhere herein. Historical results and percentage relationships are not necessarily indicative of the operating results for any future period.

The following table sets forth certain data derived from the statements of operations, expressed as a percentage of net revenues for the quarters and six months ended March 31, 2002 and 2001.


                                               Quarter Ended March 31,         Six Months Ended March 31,
                                               -----------------------         --------------------------
                                                 2002         2001                2002         2001
                                                 ----         ----                ----         ----
Percentage of net revenues:
     Net revenues..............................   100%         100%                100%         100%
     Cost of revenues..........................    10           21                  12           19
                                                ------       ------              ------       ------
         Gross profit..........................    90           79                  88           81

     Sales and marketing.......................    28           42                  32           43
     General and administrative................    37           60                  44           52
     Research and development..................    31           42                  37           37
                                                ------       ------              ------       ------
         Total operating expenses..............    96          144                 113          132
                                                ------       ------              ------       ------
     Operating loss............................    (6)         (65)                (24)         (51)

     Other income (expense), net ..............    (1)          (3)                (-)          (-)
                                                ------       ------              ------       ------
         Net loss..............................    (7)%        (68)%               (24)%        (51)%
                                                ======       ======              ======       ======


Three months ended March 31, 2002
---------------------------------
Net Revenues

Net revenues for the second quarter of the current fiscal year were $449,000 compared to $400,000 for the second quarter of the prior year. Revenues increased in both the Personal Application and Messaging groups compared to same period a year ago.

Revenues from the Company's Personal Application products increased 26% compared to the prior year, and as a percentage of net revenues, accounted for approximately 48% in the second quarter of fiscal 2002 verses 46% in the second quarter of fiscal 2001. Nearly all of these revenues are from the sales of QuicKeys, the Company's productivity enhancing utility. QuicKeys X was released during the first quarter of fiscal 2002. During the second quarter of the current fiscal year, approximately 39% of the Personal Application revenue resulted from sales of QuicKeys X.

     As a percentage of net revenues, approximately 52% of the Company's current revenues were from the Messaging product group compared to 54% a year ago. The Company's Messaging product revenues were up 18% over the same period a year ago. The majority of these revenues consist of the QuickMail Pro/Office products, which are cross-platform, open standards messaging products available for both Microsoft Windows and Macintosh environments. A new version of QuickMail was released in the second quarter of fiscal 2002. In management's opinion, such revenues will be negatively impacted by the development of strong competition within the e-mail market. This competition includes the prevalence of inexpensive, and in some cases free, e-mail software. Such competition is expected to continue and may hinder substantial, long-term growth of this product group.

Net revenues from international channels decreased to approximately $106,000 in the second quarter of the current year, from $118,000 in the second quarter of the prior year, representing 23% and 31% of net revenues, respectively.

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

Cost of revenues decreased $39,000 in the second quarter of fiscal 2002 compared to the same period a year ago. As a percentage of net revenues, cost of revenues decreased to 10% from 21%. The decrease is due to lower royalties paid offset, in part, by an increase in amortization of purchased software.

Sales and Marketing

Sales and marketing expenses decreased $44,000 or 26%, during the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001. The variances are primarily decreases in salaries, benefits and contract labor, $45,000; overhead allocation, $7,000 and travel and entertainment, $1,000 off set by increases in marketing/advertising expenses, $9,000. The decreases are a result of a smaller sales and marketing workforce, a reallocation of overhead among the various departments because of the workforce reduction and restructuring. The increase in marketing/advertising is the result of programs implemented for the release of QuicKeys X and the new version of QuickMail.

General and Administrative

General and administrative expenses are composed principally of salaries of general, administrative, and technical support personnel, fees for professional services, amortization of other intangible assets, and facilities expenses. These expenses for the second quarter decreased 30% or $72,000 from the second quarter of the prior year, representing 37% and 60% of net revenues for second fiscal quarter of the current year and prior year, respectively. The decrease in expenses is the net effect of decreases in salaries and benefits, $34,000; bad debts, $25,000; depreciation and amortization, $17,000; professional services, $10,000; maintenance and repairs, $4,000; and supplies, $2,000; and increases in telephone, $5,000; and overhead allocation of $15,000. The decreases are a result of a smaller workforce and fully depreciated equipment. The increase in overhead allocation is a result of the reallocation of expenses among the various departments as discussed previously.

Research and Development

Research and development expenses decreased to $140,000 in the second quarter of fiscal 2002, compared to $169,000 in the second quarter of the prior year, representing 31% and 42% of net revenues, respectively. The decrease in expenses in the second quarter of fiscal 2002 is the net effect of decreases in salaries and benefits, $41,000;overhead allocation, $7,000 and miscellaneous, $3,000 and an increase in contract labor, $22,000. The decreases are a result of a smaller workforce and the reallocation of overhead expenses as discussed previously.


Income Tax Benefit

No income tax benefit was recorded by the Company for the second quarter of fiscal 2002 due to continued losses.

Six Months ended March 31, 2002
-------------------------------

Net revenues for the first six months of the current fiscal year were $797,000 compared to $894,000 for the same period last year. Revenues decreased in both the Personal Application and Messaging groups compared to same period a year ago.

Revenues from the Company's Personal Application products decreased 4% compared to the prior year, and as a percentage of net revenues, accounted for approximately 54% in the first six months of fiscal 2002 from 50% in the first six months of fiscal 2001. Nearly all of these revenues are from the sales of QuicKeys, the Company's productivity enhancing utility. QuicKeys X was released during the first quarter of fiscal 2002. During the first six months of the current fiscal year, approximately 40% of the Personal Application revenue resulted from sales of QuicKeys X.

As a percentage of net revenues, approximately 46% of the Company's current revenues were from the Messaging product group compared to 50% a year ago. The Company's Messaging product revenues were down 18% from the same period a year ago. The majority of these revenues consist of the QuickMail Pro/Office products, which are cross-platform, open standards messaging products available for both Microsoft Windows and Macintosh environments. A new version of QuickMail was released in the second quarter of fiscal 2002. In management's opinion, such revenues will be negatively impacted by the development of strong competition within the e-mail market. This competition includes the prevalence of inexpensive, and in some cases free, e-mail software. Such competition is expected to continue and may hinder substantial, long-term growth of this product group.

Approximate net revenues by product group for the six-month periods ended March 31, 2002 and 2001 are as follows:

                                                 2002            2001
                                                 ----            ----
Messaging................................... $366,000        $447,000
Personal Applications.......................  431,000         447,000
                                              -------         -------
Total net revenues.......................... $797,000        $894,000

Net revenues from international channels decreased to approximately $195,000 in the first six months of the current year, from $286,000 in the same period a year ago, representing 24% and 33% of net revenues, respectively.

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

Cost of revenues, as a percentage of net revenues, decreased from 19% to 12% in the first six months of fiscal 2002, compared to the same period a year ago. The decrease is due to lower royalties paid offset, in part, by an increase in amortization of purchased software.

Sales and Marketing

Sales and marketing expenses in the first six months of fiscal 2002 were reduced $133,000, or 34% compared to the first six months of fiscal 2001. The decrease was primarily a result of lower marketing/advertising expenses, $38,000; salaries, benefits and contract labor, $80,000; overhead allocation, $14,000 and miscellaneous of $1,000. The decreases are a result of a smaller sales and marketing workforce, a reallocation of overhead among the various departments because of the workforce reduction and restructuring.

General and Administrative

General and administrative expenses are composed principally of salaries and benefits of administrative and technical support personnel, fees for professional services, amortization of intangible assets and facilities expenses. These expenses for the first six months of fiscal 2002 decreased $112,000, or 24% from the same period a year ago. The decrease in expenses is the net effect of decreases in salaries and benefits, $61,000; depreciation and amortization, $41,000; bad debts, $26,000; maintenance and repairs, $9,000; professional services, $2,000; and supplies, $5,000; and increases in telephone, $7,000; and overhead allocation of $25,000. The decreases are a result of a smaller workforce and fully depreciated equipment. The increase in overhead allocation is a result of the reallocation of expenses among the various departments as discussed previously.

Research and Development

Research and development expenses decreased to approximately $294,000 for the first six months of the current year from $328,000 in the same period last year, representing 37% and 37% of net revenues, respectively. The primary areas that decreased in the first six months of fiscal 2001 were salaries, benefits and contract labor of $22,000; overhead allocation, $7,000; supplies, $3,000 and miscellaneous of $2,000. The decreases are a result of a smaller workforce and the reallocation of overhead expenses as discussed previously.

Income Tax Benefit

No income tax benefit was recorded by the Company for the first six months of fiscal 2002 due to continued losses.

Critical Accounting Policy

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


Liquidity and Capital Resources

Cash and cash equivalents increased by $122,000 to $185,000 at the end of the second quarter of fiscal 2002 from $63,000 at the end of fiscal 2001. The increase in cash and cash equivalents was primarily the result of net financing offset by the operating losses during the first six months of fiscal 2002. Management believes it can fund its working capital needs from operations and available cash and equivalents through calendar year 2002.

On January 31, 2002, the Company signed a Fixed Rate Revolving or Draw Note with a bank in the maximum amount of $645,000. Funds advanced cannot exceed 60 % of the appraised value of the Company's real estate, which was pledged as collateral. Funds advanced are subject to an interest rate of 9 % with a maturity date of December 31, 2006. Payments are based on a 15-year term. The Company's President has provided a personal guarantee to the bank in the amount of $250,000. Any advance in excess of $500,000 must be approved by the guarantor. On January 31, 2002, the Company received $500,000 under this arrangement. Management believes that with the combination of reduced expenses, increased revenues and the current amount borrowed it will be able to meet obligations as they become due through the period ending March 31, 2003.

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

                                CE SOFTWARE, INC.

PART II: OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


At the Company's Annual Meeting on March 24, 2002, all Directors were re-elected as follows:

                                      For             Withheld
                                   ---------         ----------
         Richard A. Skeie          1,361,289           6,610
         John S. Kirk              1,358,369           9,530
         Donald M. Brown           1,361,289           6,610



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              NONE

         (b)  Reports on Form 8-K

              There were no reports on Form 8-K filed during the quarter ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CE SOFTWARE, INC.
                                  (Registrant)

    Signature                        Title                            Date
    ---------                        -----                            ----

/s/ John S. Kirk                                                  May 14, 2002
------------------    President and Chief Financial Officer      --------------
 (John S. Kirk)

                                  EXHIBIT INDEX

Exhibit
Number       Description


                NONE
