Form 10QSB
period 2002-06-30
CE SOFTWARE INC
filed 2002-08-14
CIK 1103393

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ---      ACT OF 1934
           For the quarterly period ended June 30, 2002.

           TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT
  ---      For the Transition period from ______ to ______.

                          Commission File No. 000-29741


           ---------------------------------------------------------------------


                                CE SOFTWARE, INC.
        (Exact name of small business issuer as specified in its charter)

           Iowa                                                  42-1298712
(State or other jurisdiction                                   (IRS. Employer
of incorporation or organization)                            Identification No.)

       1801 Industrial Circle, P.O. Box 65580, West Des Moines, Iowa 50265
                    (Address of principal executive offices)

                                 (515) 221-1801
                           (Issuer's telephone number)

                                  No changes.
              (Former name, former address and former fiscal year,
                         if changed since last report)


           ---------------------------------------------------------------------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

        July 31, 2002           Common Stock                       1,455,004

Transitional Small Business Disclosure Format (Check one): Yes      No  X
                                                               ___     ___

                                CE SOFTWARE, INC.
                                Table of Contents

Part I          FINANCIAL INFORMATION

     Item 1.    Financial Statements:                                       Page

                Balance Sheets
                   June 30, 2002 and September 30, 2001                        1

                Statements of Operations
                   Three Months and Nine Months Ended
                   June 30, 2002 and 2001                                      2

                Statements of Cash Flows
                   Nine Months Ended June 30, 2002 and 2001                    3

                Notes to Financial Statements                                  4

     Item 2.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                         5

Part II         OTHER INFORMATION

     Item 6.    Exhibits and Reports on Form 8-K                              10

SIGNATURES                                                                    11

CERTIFICATION OF PERIODIC FINANCIAL REPORT                                    11

PART I:  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                CE SOFTWARE, INC.
                                 Balance Sheets
                      June 30, 2002 and September 30, 2001
                                   (Unaudited)


                                                                                      June 30    September 30
                                                                                  -----------    ------------
Assets
------
Current assets:
    Cash and cash equivalents                                                     $   170,880      $    62,687
    Investments                                                                             -              131
    Trade accounts receivable                                                         223,138          124,225
    Inventories                                                                       101,681          108,213
    Other current assets                                                               86,876           62,760
                                                                                  -----------      -----------
       Total current assets                                                           582,575          358,016
                                                                                  -----------      -----------
Property, fixtures, and equipment:
    Land                                                                               82,877           82,877
    Building                                                                        1,312,016        1,312,016
    Fixtures and equipment                                                          2,753,626        2,753,626
                                                                                  -----------      -----------
       Total property, fixtures, and equipment                                      4,148,519        4,148,519
    Less accumulated depreciation                                                   3,159,221        3,089,791
                                                                                  -----------      -----------
       Net property, fixtures, and equipment                                          989,298        1,058,728
                                                                                  -----------      -----------

Other intangible assets, net of amortization                                           97,290          148,807
Other assets                                                                            9,078            1,081
                                                                                  -----------      -----------
       Total assets                                                               $ 1,678,241      $ 1,566,632
                                                                                  ===========      ===========
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
    Current portion of long-term debt                                             $    42,817      $   117,545
    Trade accounts payable                                                            111,887          121,301
    Accrued payroll and benefits                                                       96,030          110,948
    Other accrued payables                                                             94,217           95,040
    Deferred revenue                                                                    5,741            1,265
                                                                                  -----------      -----------
       Total current liabilities                                                      350,692          446,099
Long-term debt, net of current portion                                                444,506           14,733
                                                                                  -----------      -----------
       Total liabilities                                                              795,198          460,832
                                                                                  -----------      -----------
Stockholders' equity:
    Common stock                                                                      145,500          145,512
    Additional paid-in capital                                                      1,557,903        1,557,903
    Accumulated other comprehensive loss                                                    -              (34)
    Accumulated deficit                                                              (820,360)        (597,581)
                                                                                  -----------      -----------
       Total stockholders' equity                                                     883,043        1,105,800
                                                                                  -----------      -----------
       Total liabilities and stockholders' equity                                 $ 1,678,241      $ 1,566,632
                                                                                  ===========      ===========
See accompanying notes to financial statements.

                                CE SOFTWARE, INC.
                            Statements of Operations
           For the three and nine months ended June 30, 2002 and 2001
                                   (Unaudited)


                                                          Three Months Ended June 30,          Nine Months Ended June 30,
                                                          ---------------------------          ----------------------------
                                                                2002             2001                2002              2001
                                                           ---------        ---------           ---------         ---------
Net revenues                                                $431,588          335,118           1,228,241         1,228,991
Cost of revenues                                              63,185           62,224             154,967           229,770
                                                           ---------        ---------           ---------         ---------
  Gross profit                                               368,403          272,894           1,073,274           999,221
Sales and marketing                                           91,482          162,186             344,779           548,789
General and administrative                                   140,348          209,907             491,114           672,349
Research and development                                     156,594          182,068             450,527           510,152
                                                           ---------        ---------           ---------         ---------
  Operating expenses                                         388,424          554,161           1,286,420         1,731,290
                                                           ---------        ---------           ---------         ---------
  Operating loss                                             (20,021)        (281,267)           (213,146)         (732,069)
Other income (expense):
Loss on sale of investments                                      (67)         (13,982)                (67)          (43,163)
Interest income                                                   63            5,443                 169            26,530
Interest expense                                             (11,123)          (3,361)            (22,770)          (11,968)
Miscellaneous income                                           2,844            6,165              13,065            15,777
                                                           ---------        ---------           ---------         ---------
  Total other expense                                         (8,283)          (5,735)             (9,603)          (12,824)
                                                           ---------        ---------           ---------         ---------
  Net loss                                                  $(28,304)        (287,002)           (222,749)         (744,893)
                                                           =========        =========           =========         =========


Basic net loss per share                                    $  (.02)            (.20)               (.15)             (.59)

Shares used in per share calculation - basic               1,455,121        1,455,124           1,455,121         1,261,717

Diluted net loss per share                                  $  (.02)            (.20)               (.15)             (.59)

Shares used in per share calculation - diluted             1,455,121        1,455,124           1,455,121         1,261,717


See accompanying notes to financial statements.

                                CE SOFTWARE, INC.
                            Statements of Cash Flows
                For the nine months ended June 30, 2002 and 2001
                                   (Unaudited)

                                                                               2002           2001
                                                                            ----------     ----------
Cash flows from operating activities:
     Net loss                                                               $ (222,749)    $ (744,893)
     Adjustments to reconcile net loss to
         net cash used in operating activities:
         Depreciation and amortization:
              Property, fixtures, and equipment                                 69,430     $  111,377
              Purchased software                                                51,517         24,059
         Gain on sale of property and equipment                                      -           (200)
         Loss on sale of investments                                                67         43,363
         Decrease in recoverable income tax                                          -        153,766
         (Increase) decrease in trade accounts receivable                      (98,913)       198,303
         Decrease in inventories                                                 6,532         44,978
         Increase in other current assets and other assets                     (32,113)       (13,212)
         Decease in accounts payable and accrued expenses                      (25,155)       (35,767)
         Increase (decrease) in deferred revenue                                 4,476         (1,896)
                                                                            ----------     ----------
              Net cash used in operating activities                           (246,908)      (220,122)
Cash flows from investing activities:
     Proceeds from sale of property and equipment                                    -            200
     Proceeds from sale of investments                                              98         11,637
     Payment for acquired software                                                   -        (97,878)
     Purchase of property and equipment and other intangible assets                  -        (24,616)
                                                                            ----------     ----------
              Net cash provided by (used in) investing activities                   98       (110,657)
Cash flows from financing activities:
     Proceeds from issuance of long-term debt                                  500,000              -
     Payments of long-term debt                                               (144,955)       (80,648)
     Redemption of odd lot shares                                                  (42)             -
                                                                            ----------     ----------
              Net cash provided by (used in) financing activities              355,003        (80,648)
                                                                            ----------     ----------
              Net increase (decrease) in cash and cash equivalents             108,193       (411,427)
Cash and cash equivalents at beginning of period                                62,687        735,280
                                                                            ----------     ----------
Cash and cash equivalents at end of period                                  $  170,880     $  323,853
                                                                            ==========     ==========
Supplemental disclosures of cash flow information:
     Cash paid during the period for interest                               $   23,635     $   12,496
                                                                            ==========     ==========

Supplemental schedule of noncash investing and financing activities:
     During March 2001 the Company acquired software from
         PrairieSoft, Inc. in exchange for cash and 300,000
         shares of common stock.
         The consideration paid and allocation is as follows:
              Consideration paid:
                  Cash                                                      $        -     $   47,878
                  Common stock issued                                                -         83,190
                                                                            ----------     ----------
                                                                            $        -     $  131,068
                                                                            ==========     ==========
              Allocated to:
                  Other intangible assets                                   $        -     $  131,068
                                                                            ==========     ==========


See accompanying notes to financial statements.

                                CE SOFTWARE, INC.
                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)

1) Basis of presentation

During interim periods, CE Software, Inc. (CESW), follows the accounting policies set forth in the financial information in its Form 10-KSB filed with the Securities and Exchange Commission. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the financial reports in its Form 10-KSB when reviewing interim financial results. The financial information reflects all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period. The results of the interim period reported are not necessarily indicative of results to be expected for the year.

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

Post-contract customer support (PCS) is provided with software licenses, and is also available on a per call basis separate from the license fee. Revenue equal to the estimated costs of providing the PCS is deferred and recognized over the estimated performance period.

Results of Operations
The results of operations for the interim period reported are not necessarily indicative of results to be expected for the year. The information reflects all the adjustments (none of which were other than normal recurring items), which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.

2) Comprehensive loss

                                                     For the nine months ended June 30, 2002 and 2001
                                                     ------------------------------------------------
                                                                   2002                2001
                                                            -----------         -----------
Net loss                                                    $  (222,749)        $  (744,893)
Other comprehensive gain
      Unrealized gain on investments                                 34               4,266
                                                            -----------         -----------
Comprehensive loss                                          $  (222,775)        $  (740,627)
                                                            ===========         ===========

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

The following table sets forth certain data derived from the statements of operations, expressed as a percentage of net revenues for the quarters and nine months ended June 30, 2002 and 2001.

                                               Quarter Ended June 30,        Nine Months Ended June 30,
                                               ----------------------        --------------------------
                                                 2002         2001               2002         2001
                                                 ----         ----               ----         ----
Percentage of net revenues:
     Net revenues                                 100%         100%               100%         100%
     Cost of revenues                              15           19                 13           19
                                                 ----         ----               ----         ----
         Gross profit                              85           81                 87           81

     Sales and marketing                           21           48                 28           45
     General and administrative                    33           63                 40           55
     Research and development                      36           54                 37           41
                                                 ----         ----               ----         ----
         Total operating expenses                  90          165                105          141
                                                 ----         ----               ----         ----
     Operating loss                                (5)         (83)               (17)         (60)

     Other income (expense), net                   (2)          (2)                (1)          (1)
                                                 ----         ----               ----         ----
         Net loss                                  (7)%        (86)%              (18)%        (61)%
                                                 ====         ====               ====         ====

Three months ended June 30, 2002
--------------------------------

Net Revenues

Net revenues for the third quarter of the current fiscal year were $432,000 compared to $335,000 for the third quarter of the prior year. Revenues increased in both the Personal Application and Messaging groups compared to same period a year ago.

Revenues from the Company's Personal Application products increased 56% compared to the prior year, and as a percentage of net revenues, accounted for approximately 54% in the third quarter of fiscal 2002 verses 47% in the third quarter of fiscal 2001. Nearly all of these revenues are from the sales of QuicKeys, the Company's productivity enhancing utility. QuicKeys X was released during the first quarter of fiscal 2002. During the third quarter of the current fiscal year, approximately 48% of the Personal Application revenue resulted from sales of QuicKeys X.

As a percentage of net revenues, approximately 46% of the Company's current revenues were from the Messaging product group compared to 53% a year ago. The Company's Messaging product revenues were up 15% over the same period a year ago. The majority of these revenues consist of the QuickMail Pro/Office products, which are cross-platform, open standards messaging products available for both Microsoft Windows and Macintosh environments. A new version of QuickMail was released in the second quarter of fiscal 2002. In management's opinion, such revenues will be negatively impacted by the existence of strong competition within the e-mail market. This competition includes the prevalence of inexpensive, and in some cases free, e-mail software. Such competition is expected to continue and likely will hinder substantial, long-term growth of this product group.

Net revenues from international channels increased to approximately $88,000 in the third quarter of the current year, from $79,000 in the third quarter of the prior year, representing 21% and 24% of net revenues, respectively.

Cost of Revenues

The Company's cost of revenues is composed primarily of: 1) the costs of product materials such as manuals, CD-ROMs, diskettes, and packaging; 2) amortization of capitalized purchased software; 3) royalties paid to outside developers for the use of certain software included with some of the Company's products; 4) manufacturing expenses; and 5) translation costs.

Cost of revenues decreased $1,000 in the third quarter of fiscal 2002 compared to the same period a year ago. As a percentage of net revenues, cost of revenues decreased to 12% from 19%. The decrease is due to lower royalties paid offset in part, by increases in amortization of purchased software and the obsolete inventory reserve.

Sales and Marketing

Sales and marketing expenses decreased $71,000 or 44%, during the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001. The variances are primarily decreases in salaries, benefits and contract labor, $51,000; marketing/advertising expenses, $13,000; overhead allocation, $4,000 and travel and entertainment, $3,000. The decreases are a result of a smaller sales and marketing workforce, a reallocation of overhead among the various departments because of the workforce reduction and restructuring.

General and Administrative

General and administrative expenses are composed principally of salaries of general, administrative, and technical support personnel, fees for professional services, amortization of other intangible assets, and facilities expenses. These expenses for the third quarter decreased 33% or $69,000 from the third quarter of the prior year, representing 33% and 63% of net revenues for third fiscal quarter of the current year and prior year, respectively. The decrease in expenses is the net effect of decreases in salaries and benefits, $33,000; bad debts, $19,000; depreciation and amortization, $10,000; professional services, $12,000; utilities, $2,000; and maintenance and repairs, $1,000; and increases in overhead allocation of $8,000. The decreases are a result of a smaller workforce, a reduction in exposure to bad debts and fully depreciated equipment. The increase in overhead allocation is a result of the reallocation of expenses among the various departments as discussed previously.

Research and Development

Research and development expenses decreased to $157,000 in the third quarter of fiscal 2002, compared to $182,000 in the third quarter of the prior year, representing 36% and 54% of net revenues, respectively. The decrease in expenses in the third quarter of fiscal 2002 is the net effect of decreases in salaries and benefits, $48,000;overhead allocation, $2,000 and miscellaneous, $1,000 and an increase in contract labor, $26,000. The decreases are a result of a smaller workforce and the reallocation of overhead expenses as discussed previously.

Income Tax Benefit

No income tax benefit was recorded by the Company for the third quarter of fiscal 2002 due to continued losses.

Nine Months ended June 30, 2002
-------------------------------

Net revenues for the first nine months of the current fiscal year were $1,228,000 compared to $1,229,000 for the same period last year. Revenues increased in the Personal Application group and decreased in the Messaging group compared to same period a year ago.

Revenues from the Company's Personal Application products increased 10% compared to the prior year, and as a percentage of net revenues, accounted for approximately 54% in the first nine months of fiscal 2002 from 49% in the first nine months of fiscal 2001. Nearly all of these revenues are from the sales of QuicKeys, the Company's productivity enhancing utility. QuicKeys X was released during the first quarter of fiscal 2002. During the first nine months of the current fiscal year, approximately 43% of the Personal Application revenue resulted from sales of QuicKeys X.

As a percentage of net revenues, approximately 46% of the Company's current revenues were from the Messaging product group compared to 51% a year ago. The Company's Messaging product revenues were down 10% from the same period a year ago. The majority of these revenues consist of the QuickMail Pro/Office products, which are cross-platform, open standards messaging products available for both Microsoft Windows and Macintosh environments. A new version of QuickMail was released in the second quarter of fiscal 2002. In management's opinion, such revenues will be negatively impacted by the existence of strong competition within the e-mail market. This competition includes the prevalence of inexpensive, and in some cases free, e-mail software. Such competition is expected to continue and likely will hinder substantial, long-term growth of this product group.

Approximate net revenues by product group for the nine-month periods ended June 30, 2002 and 2001 are as follows:

                                                 2002                       2001
                                           ----------                 ----------
Messaging                                    $565,000                   $628,000
Personal Applications                         663,000                    601,000
                                           ----------                 ----------
Total net revenues                         $1,228,000                 $1,229,000
                                           ==========                 ==========

Net revenues from international channels decreased to approximately $283,000 in the first nine months of the current year, from $365,000 in the same period a year ago, representing 23% and 30% of net revenues, respectively.

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

Cost of revenues, as a percentage of net revenues, decreased from 19% to 13% in the first nine months of fiscal 2002, compared to the same period a year ago. The decrease is due to lower royalties paid offset in part, by an increase in amortization of purchased software and the obsolete inventory reserve.

Sales and Marketing

Sales and marketing expenses in the first nine months of fiscal 2002 were reduced $204,000, or 37%, compared to the first nine months of fiscal 2001. The decrease was primarily a result of lower marketing/advertising expenses, $51,000; salaries, benefits and contract labor, $132,000; overhead allocation, $18,000 and travel and entertainment, of $3,000. The decreases are a result of a smaller sales and marketing workforce, a reallocation of overhead among the various departments because of the workforce reduction and restructuring.

General and Administrative

General and administrative expenses are composed principally of salaries and benefits of administrative and technical support personnel, fees for professional services, amortization of intangible assets and facilities expenses. These expenses for the first nine months of fiscal 2002 decreased $181,000, or 27% from the same period a year ago. The decrease in expenses is the net effect of decreases in salaries, benefits and contract labor, $90,000; depreciation and amortization, $51,000; bad debts, $45,000; maintenance and repairs, $14,000; professional services, $13,000; utilities, $5,000; travel, $3,000; and supplies, $5,000; and increases in telephone, $8,000; insurance, $3,000 and overhead allocation of $34,000. The decreases are a result of a smaller workforce, a reduction in exposure to bad debts and fully depreciated equipment. The increase in overhead allocation is a result of the reallocation of expenses among the various departments as discussed previously.

Research and Development

Research and development expenses decreased to approximately $451,000 for the first nine months of the current year from $510,000 in the same period last year, representing 37% and 41% of net revenues, respectively. The primary areas that decreased in the first nine months of fiscal 2002 were salaries, benefits and contract labor of $45,000; overhead allocation, $9,000; supplies, $3,000 and miscellaneous of $2,000. The decreases are a result of a smaller workforce and the reallocation of overhead expenses as discussed previously.

Income Tax Benefit

No income tax benefit was recorded by the Company for the first nine months of fiscal 2002 due to continued losses.

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

Liquidity and Capital Resources

Cash and cash equivalents increased by $108,000 to $171,000 at the end of the third quarter of fiscal 2002 from $63,000 at the end of fiscal 2001. The increase in cash and cash equivalents was primarily the result of net financing offset by the operating losses during the first nine months of fiscal 2002.

On January 31, 2002, the Company signed a Fixed Rate Revolving or Draw Note with a bank in the maximum amount of $645,000. Funds advanced cannot exceed 60% of the appraised value of the Company's real estate, which was pledged as collateral. Funds advanced are subject to an interest rate of 9% with a maturity date of December 31, 2006. Payments are based on a 15-year term. The Company's President has provided a personal guarantee to the bank in the amount of $250,000. Any advance in excess of $500,000 must be approved by the guarantor. On January 31, 2002, the Company received $500,000 under this arrangement. Management believes that with the combination of reduced expenses, increased revenues and the current amount borrowed it will be able to meet obligations as they become due through the period ending June 30, 2003.

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

                                CE SOFTWARE, INC.

PART II:  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

              NONE


          (b) Reports on Form 8-K

              There were no reports on Form 8-K filed during the quarter ended June 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                CE SOFTWARE, INC.
                                  (Registrant)

          Signature                                      Title                                Date
          ---------                                      -----                                ----
      /s/ John S. Kirk                                                                    August 14, 2002
-----------------------------             President and Chief Financial Officer           ----------------
       (John S. Kirk)

                   CERTIFICATION OF PERIODIC FINANCIAL REPORT
                       PURSUANT TO 18 U.S.C. SECTION 1350

This certification is made solely for purpose of 18 U.S.C. Section 1350, subject to the knowledge standard contained therein, and not for any other purpose.

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, we, the undersigned, certify that, to the best of our knowledge, this periodic report of CE SOFTWARE, INC., filed on Form 10-QSB for the quarterly period ended June 30, 2002, and containing the financial statements, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the issuer.

                   CE SOFTWARE, INC.
                   (Issuer)

                   by: /s/ John S. Kirk
                   ------------------------------------
                   John S. Kirk
                   President, Chief Executive Officer
                   and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number          Description
-------         -----------
                NONE