Form 10KSB
period 2002-09-30
CE SOFTWARE INC
filed 2002-12-30
CIK 1103393

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 X    Annual report pursuant to section 13 or 15(d) of the Securities
---   Exchange Act of 1934 for the fiscal year ended September 30, 2002.

      Transition report pursuant to section 13 or 15(d) of the Securities
___   Exchange Act of 1934 for the transition period from ______ to _____ .

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

Issuer's revenues for its most recent fiscal year:  $1,653,620

Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price on the OTCBB of the Common Stock on November 30, 2002: $742,042

Number of shares outstanding of each of the registrant's classes of common stock as of November 30, 2002:

Common Stock          1,454,984


                      DOCUMENTS INCORPORATED BY REFERENCE:

List hereunder the following documents if incorporated by reference and the Part of the 10-KSB into which the document is incorporated.

Portions of the Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held February 28, 2003 are incorporated by reference into Part III.

                                CE SOFTWARE, INC.
                         2002 FORM 10-KSB ANNUAL REPORT
                                Table of Contents

                                                                                    Page
                                                                                    ----
Trademarks/Definitions                                                                1

                                     PART I

Item 1.    Business                                                                   2
Item 2.    Properties                                                                 8
Item 3.    Legal Proceedings                                                          8
Item 4.    Submission of Matters to a Vote of Security Holders                        8


                                     PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder
           Matters                                                                    9
Item 6.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                      9
Item 7.    Financial Statements                                                      14
Item 8.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure                                                      27


                                    PART III

Item 9.    Directors and Executive Officers of the Registrant                        28
Item 10.   Executive Compensation                                                    28
Item 11.   Security Ownership of Certain Beneficial Owners and Management            28
Item 12.   Certain Relationships and Related Transactions                            28
Item 13.   Exhibits, Financial Statements, and Reports on Form 8-K                   28
Item 14.   Controls and Procedures                                                   29
Signatures                                                                           30

TRADEMARKS/DEFINITIONS

BackMatic(TM), CEToolbox(TM), Choosy(TM), DialogKeys(TM), InOut Tracker(TM), MailManager(TM), Mounty(TM), Mousies(TM), NameFinder(TM), NameServer(TM), ProKey(TM), QM Server(TM), QM Administrator(TM), QM Config(TM), QM-Data Collection Bridge(TM), QM-Direct Bridge(TM), QM Forms(TM), QM-Internet(TM) Gateway, QM Menu(TM), QM-QM Bridge(TM), QM Remote(TM), QM-Script Gateway(TM), QM-Serial Gateway(TM), QM Server(TM), QM TimeOuts(TM), QuickConference(R), QuicKeys(R), QuickMail(R), QuickMessenger(TM), QuickSend(TM), QuickTimer(TM), Scrap Ease(TM), Screen Ease(TM), Speak Ease(TM), TAA(TM), Technical Assistance Assistant(TM), and Vaccine(TM) are trademarks or U. S. registered trademarks of CE Software, Inc., an Iowa corporation.

IBM(R) is a registered trademark of International Business Machines Corporation ("IBM"). Macintosh(R) and Apple(R) are registered trademarks and Mac(TM) is a trademark of Apple Computer, Inc. ("Apple"). MS-DOS(R), Windows(R) and Microsoft(R) are registered trademarks of Microsoft Corporation ("Microsoft").

                                     PART I

Item 1:  Business

General
CE Software, Inc., an Iowa corporation, develops computer software products that enhance communications, connectivity and productivity for businesses and home-based personal computer users for both Windows and Macintosh operating systems. The Company's products include both personal and group productivity tools. The QuicKeys products represent personal productivity. The products QuickMail, QuickConference and InOut Tracker represent group productivity. The primary products are QuicKeys, a utility that automates time-consuming and repetitive tasks with customized hot keys or toolbars, and QuickMail, an all-in-one business e-mail solution for the Internet and for internal office use.

The Company
CE Software, Inc. (the Company) was formed in January 1987 as the successor to a business started in 1981 as the software development arm of a retail computer store known as Computer Emporium. The three founders of the Company, Richard A. Skeie, Donald M. Brown and John S. Kirk still beneficially and collectively own approximately 26% of the Company's outstanding common stock. All three founders remain involved in the Company.

In February 1990, all the common stock of the Company was acquired by Anubis Corporation, which then changed its name to CE Software Holdings, Inc. The merger was accounted for as a reverse acquisition. CE Software Holdings, Inc. existed primarily as a stock holding company, and accordingly, the Company was a subsidiary of CE Software Holdings, Inc.

On March 1, 2000, the Company filed Amended and Restated Articles of Incorporation to effect a ten for one stock split of the Company's Common Stock. From and after the amendment, the Company has been authorized to issue 10,000,000 shares of Common Stock, par value $.10.

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

In 1996 the Company re-engineered QuickMail LAN from a proprietary system into QuickMail Pro based on the Internet's open standards. In 1997 the Company released its

QuickMail server for Macintosh. The Macintosh and Windows client software along with the Macintosh QuickMail server comprise QuickMail Office, a complete, client-server business e-mail solution for small to mid-sized companies running Windows or Mac OS clients with a Macintosh server.

In 1998 the Company re-engineered QuicKeys to operate within Microsoft's Windows operating system. Like the Macintosh version, QuicKeys for Windows automates any repetitive, multi-step function to save the time of numerous repetitive keystrokes.

In 2001 the Company developed a new product, QuicKeys X, to operate within Apple's new Mac OS X operating system. This product was released in October 2001.

In 2001 the Company also released two new products, QuickConference and InOut Tracker. QuickConference provides a secure instant messaging within the business environment. InOut Tracker replaces the traditional in/out board with magnets, while providing information on when someone is returning as well as contact information.

Products
The Company's group and personal productivity software products have received awards from professional groups, user groups, and industry trade publications both in the United States and internationally.

The Company's products can be divided into two distinct groups, personal productivity and group productivity applications. The personal productivity group consists of QuicKeys while group productivity includes QuickMail Office, QuickMail Pro, QuickConference and InOut Tracker. The Company's approximate net revenues are as follows:

                                       Years ended September 30,
-------------------------------------------------------------------
                                        2002              2001
-------------------------------------------------------------------
Group productivity                  $  799,000           776,000
Personal productivity                  855,000           772,000

-------------------------------------------------------------------
Total net revenues                  $1,654,000         1,548,000

The Company believes that the products in both groups, as updated from time to time, will continue to make revenue contribution. Of course, these products are at risk of reduced sales if the Company is unable to produce competitive products or respond to changes in customer demands or operating system requirements.

Group Productivity
QuickMail Office is an easy-to-use electronic mail package aimed at small to mid-sized businesses. It was originally released as an e-mail system for Macintosh-centric local area networks (LAN) in 1988 (QuickMail LAN). Due to the new direction of the e-mail industry, QuickMail LAN was upgraded in 1996 and 1997 to QuickMail Office to offer full support for industry messaging standards. QuickMail Office provides important communications functionality such as sending and receiving of messages, remote access to e-mail and connectivity to other office locations and e-mail systems.

The Company also continues to sell, but does not support QuickMail LAN. Gateway and bridge software that connects QuickMail LAN with the Internet and with other applications is also still available from the Company.

In November 1996, the Company released QuickMail Pro, an Internet e-mail client for Windows and Macintosh. Originally available as a client-only solution, QuickMail Pro became part of a complete, all-in-one-box business e-mail solution with the addition of a Macintosh e-mail server. The result was the debut of QuickMail Office in 1997.

In November 2000, the Company released QuickMail Pro 2.1 for Macintosh and Windows, a major upgrade of its easy-to-use Internet and personal e-mail client. This version features all-new HTML previewing, automatic updates, system multi-user support, advanced contact management features, lock client feature and dozens of other improvements. In February 2002 QuickMail was further upgraded for Windows XP and Macintosh OS X. In July 2002 we released another upgrade of QuickMail 3.1 with improved HTML viewing.

In March 2001, the Company acquired QuickConference and InOut Tracker. Free upgrades to both for Macintosh OS X were released in August 2002.

Personal Productivity
QuicKeys, the Company's automation utility, was first introduced in 1987 for Macintosh users and is now available for Microsoft's Windows users as well. QuicKeys automates any repetitive, multi-step function performed on a Macintosh or Windows computer. Since its release, QuicKeys has been the leading desktop automation package for the Macintosh computing environment and has won several awards from key computer industry publications such as Macworld magazine. The Windows version of QuicKeys was written up in the November 27, 2000 issue of PC World in an article titled "A Control Freak's Best Friend."

The Company first released QuicKeys for Windows in November 1998. This automation software is designed to save time and boost productivity for anyone who uses Microsoft Windows. QuicKeys is designed to save a PC user's time and effort by automatically performing hundreds of common but time-consuming computer tasks, such as opening programs, typing text, choosing from menus, plus many more. QuicKeys also automates longer tasks that require several consecutive steps, such as compressing and sending files via e-mail. QuicKeys simply records the keystrokes and mouse-clicks involved in the task then plays the entire sequence back, quickly and accurately, whenever the user presses the hot key or clicks the toolbar button designated for that task. In addition to helping PC users work faster and easier, QuicKeys makes all the elements of the user's computer system -- programs, documents, operating system and Internet connection -- work together more efficiently. For instance, a single QuicKeys sequence can easily perform a task that involves steps in several programs. With a wide range of features, QuicKeys can automate and control almost any function of any PC software. QuicKeys has garnered very favorable feedback from the press and customers.

QuicKeys 5.0 for Macintosh was released in June 2000. Version 5.0 added greatly enhanced tabbed toolbars, pop-out toolbars, speech activated triggers, create/view palette, OS 9 multi-user compatibility, many improvements to shortcuts, and many other new enhancements. This product has won many top awards and reviews for its usefulness and quality.

QuicKeys 2.0 for Windows was released in October 2000, and version 2.5 in April 2002. This was a greatly enhanced version of QuicKeys for Windows that added a multitude of enhancements, actions, and features requested by customers. Some of the new enhancements include Pop out Toolbars, Check Spelling, Zip Files, QuickType, Screen Capture, Screen Saver, and Set System Clock as well as many other improvements and enhancements. This new version has been highly ranked in comparative reviews of automation software and has received many outstanding reviews from leading PC reviewers.

Product Support
The Company believes that customer technical support is an important part of its overall performance. As of September 30, 2002, the Company had two employees involved in technical support services, available to all customers by electronic mail, Worldwide Web site, telephone, or fax. Certain customers are charged an annual maintenance fee for upgrades and support. Support services include explaining how the customer's computer works, how their other software works in relation to CE products, solving problems with software operation, and suggesting solutions to business and personal computing issues.

Distribution and Marketing
The Company's products are marketed through independent distributors in the United States, through numerous independent dealers and distributors in other countries, directly to large corporate accounts under site licensing agreements, and directly to end-users through electronic distribution and direct marketing campaigns.

Of the Company's total net revenues for fiscal 2002, approximately 30% are through independent, domestic, nonexclusive distributors. Domestic distributors purchase product at a discount from list prices. The Company also distributes its products electronically from its Web site through the services of Digital River, which accounted for 22% of total net revenues.

Of the Company's total net revenues for fiscal 2002, approximately 18% are through independent, international distributors. Several of these distributors are limited by contract to distribution within a specified geographic area. The Company expects to continue emphasizing its international sales in upcoming periods. It currently provides translations of certain programs in German, French, Japanese and Swedish languages. Sales to three such distributors, Computers Unlimited in the United Kingdom, Moreware in Sweden, and Prisma in West Germany, accounted for approximately 8%, 2%, and 2% of total net revenues, respectively. International distributors generally require a somewhat larger discount, in return for various advertising, customer service, and customer registration duties performed by them.

The Company gives its distributors industry-standard rights of return for stock balancing and for defective products and replacement rights when products are upgraded to new versions. A reserve for returns has been recorded and was $19,300 and $16,500 at September 30, 2002 and 2001, respectively. Returns exchanged for product upgrades and new version releases do not have a material impact on the financial statements because of the Company's low cost to replace such returns. Returns from end users, for any reason, have not been significant.

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

The Company's software products are primarily developed internally, although the Company has increased the amount of extended development with several partners and has purchased and/or licensed software products from independent authors and other software companies. As of September 30, 2002, seven employees were engaged full time in product development. During fiscal years 2002 and 2001, the Company spent approximately $602,000 and $766,000, respectively, on product development and enhancement activities, representing approximately 36% and 49%, respectively, of net revenues in each of these periods.

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

The Company's group and personal productivity products are marketed primarily through the retail channel. All of these products face competing products offering many similar features. The Company believes that the principal competitive factors in the market include product features and functions, ease of understanding and operating the software, product reliability, price/performance characteristics, name recognition, and availability and quality of support and training services. Because of the economy, price competition is likely to become an increasing factor in the personal computer software market, which could, in turn, be expected to increase pressures on profit margins in the future.

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

Employees
As of September 30, 2002, the Company employed 18 individuals. Over the previous few years, the Company has steadily taken steps to reduce its workforce. These steps have included both normal employee attrition, as well as employee severance. Historically, such reductions within the areas of development, sales and marketing have been in response to the Company's focus on a smaller number of products and the outsourcing of some functions requiring a particular expertise. Within the administrative areas, reductions have been in response to reduced workloads caused by a smaller volume of transactions. During the fiscal year ended September 30, 2002, the Company's work force decreased in all areas. At November 30, 2002, the Company employed 18 individuals.

The term full-time equivalent employee (FTE) is defined as one full-time employee or two or more part-time employees working an aggregate of a 40-hour workweek. As of September 30, 2002, the Company employed 17 FTEs. At November 30, 2002, the Company employed 17 FTEs.

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

The Company faces risks and uncertainties that could render actual events materially different than those described in our forward-looking statements. These risks and uncertainties include, but are not limited to, the risk new products (internally developed or acquired) and product upgrades may not be effected on a timely basis; the risk such products may not achieve market acceptance within the Windows or Macintosh markets; the risk the prevalence and functionality of available free e-mail software will increase and further erode revenues; the risk of the growth potential of QuicKeys for Windows; the risk that QuicKeys for Macintosh may not be fully adaptable to Mac OS X; the risk the Company would not be able to fund its working capital needs from cash flows; and the risk associated with domestic and international general economic conditions. The Company's products are sold in markets that change rapidly and the Company must continually anticipate and adapt its products to emerging computer technologies and capabilities. The Company may not be able to successfully adapt to these changing markets.

Risk factors may affect future results
The Company may experience material fluctuations in future revenues and operating results on a quarterly or annual basis resulting from a number of factors, including but not limited to the risks discussed in the paragraph above.

Item 2: Properties

The Company's principal facility is a 21,000-square-foot office building that the Company built in 1990 in West Des Moines, Iowa. On January 31, 2002, the Company refinanced the mortgage on the building by signing a Fixed Rate Revolving or Draw Note with a bank in the maximum amount of $645,000. On January 31, 2002, the Company received $500,000 under this arrangement. At September 30, 2002, the Company has a balance of $474,649.

The Company has rented a small amount of office space in its principal facility from time to time. At December 1, 2002, two tenants are renting about 765 square feet.

Item 3: Legal Proceedings

None.

Item 4: Submission of Matters to a Vote of Security Holders

No matters were submitted to the stockholders in the fourth quarter of fiscal 2002.

                                     PART II

Item 5: Market for Registrant's Common Equity and Related Stockholder Matters

As of November 30, 2002, there were approximately 220 stockholders of record. The Company believes that it has approximately 1,000 beneficial stockholders (including the stockholders of record). The Company has never paid cash dividends on its stock and anticipates it will continue to retain earnings for use in the growth and operation of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Under the Company's loan agreement, the bank requires prior approval before any dividends can be paid.

The Company's common stock trades on the Over the Counter Bulletin Board tier of The Nasdaq Stock Market under the symbol: CESW. The following table sets forth the range of high and low sales prices per share of common stock for each quarter as provided by Nasdaq since the stock first started trading on July 28, 2000.

Quarter ended:              Common stock
-------------------------------------------------
                            Low          High
-------------------------------------------------

December 31, 2000           $0.313       $0.687
March 31, 2001              $0.200       $0.375
June 30, 2001               $0.160       $0.240
September 30, 2001          $0.130       $0.230
December 31, 2001           $0.125       $0.170
March 31, 2002              $0.100       $0.180
June 30, 2002               $0.100       $0.550
September 30, 2002          $0.260       $0.510

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

The following table sets forth certain data derived from the statements of operations, expressed as a percentage of net revenues for each of the years in the two-year period ended September 30, 2002.

                                           Years ended September 30,
---------------------------------------------------------------------
                                              2002         2001
---------------------------------------------------------------------
Percentage of net revenues:
Net revenues                                  100%         100%
Cost of revenues                               13           19
---------------------------------------------------------------------
Gross profit                                   87           81
---------------------------------------------------------------------

Sales and marketing                       24         51
General and administrative                38         58
Research and development                  36         49
--------------------------------------------------------------
Total operating expenses                  99        158
--------------------------------------------------------------
Operating loss                           (12)       (77)
Other expense                             (1)        (1)
--------------------------------------------------------------
Loss before income taxes                 (13)       (78)
Income tax benefit                        (0)        (0)
--------------------------------------------------------------
Net Loss                                 (13)%      (78)%
==============================================================

NET REVENUES
Revenues increased 7% from fiscal 2001 to fiscal 2002. Approximately 52% of the Company's fiscal 2002 revenues were from Personal Productivity products. These revenues are primarily from sales of QuicKeys, the Company's productivity enhancing utility program, which is available for the Windows and Apple Macintosh markets. Revenues from the QuicKeys product group increased by 11% compared to the prior year. The increase in fiscal 2002 compared to the prior year was primarily due to customers purchasing QuicKeys X for the new version of Apple's Mac OS X.

Revenues from the Company's Messaging products grew 3%, and accounted for approximately 48% of the total net revenues. Presently, the majority of messaging revenues is generated from the Company's QuickMail Pro and QuickMail Office products. These products are cross-platform, open standards messaging products available for both Microsoft Windows and Mac OS environments. In management's opinion, this revenue growth was the result of releasing an upgrade of the Company's product during fiscal 2002 and has been negatively impacted due to the development of strong competition within the e-mail market and the decline in economic conditions. This competition includes the prevalence of inexpensive and, in some cases, free e-mail software. In management's opinion, such competition is expected to continue and may hinder substantial, long-term growth of this product group.

COST OF REVENUES
The Company's cost of revenues is composed primarily of: 1) the costs of product materials such as manuals, diskettes, CD-ROMS, and packaging; 2) amortization of capitalized purchased software; 3) royalties paid to outside developers for the use of certain software included with some of the Company's products; 4) translation cost; and 5) amortization of capitalized manufacturing expenses. Amortization of capitalized purchased software includes both purchased product rights and technology rights.

Cost of revenues, as a percentage of net revenues, decreased from 19% to 13% in fiscal 2002, compared to fiscal 2001. The change, on a percentage basis, was due to lower royalties associated with the QuickMail product line reduced by higher amortization expense associated with capitalized purchased software.

SALES AND MARKETING
Sales and marketing expenses decreased to $404,000 during fiscal year 2002 from $783,000 during fiscal year 2001. The significant decreases included salaries and benefits, $162,000 or 42% from prior year; contract labor and temporary help, $24,000 or 98%; marketing/advertising expenses, $163,000 or 61%; allocated facility overhead expenses,

$17,000 or 19%; travel, food and entertainment, $12,000 or 84% and miscellaneous, $1,000 or 63%. The decreases are a result of a smaller sales and marketing workforce, a more focused marketing/advertising program and the decrease in overhead is from a reallocation from general and administrative because of the workforce reduction and restructuring and reduced expenses.

GENERAL AND ADMINISTRATIVE
General and administrative expenses are composed principally of salaries of administrative and technical support personnel, fees for professional services, and facilities expenses. These expenses decreased $263,000 or 29% during fiscal 2002 compared to fiscal 2001. The significant decreases included salaries and benefits, $137,000 or 26%; bad debts, $76,000 or 99%; depreciation, $47,000 or 48%; professional services, $26,000 or 29% and maintenance, repairs and equipment rental, $15,000, or 25% offset by increases in telephone, $9,000, or 13% and allocated facility overhead expenses, $29,000 or 13%. The decrease in salaries and benefits is the result of a smaller administrative workforce in fiscal 2002. The decrease in depreciation was the result of a portion of the fixed assets becoming fully depreciated.

RESEARCH AND DEVELOPMENT
Research and development expenses were $602,000 and $766,000 in fiscal 2002 and 2001, respectively. Salaries and benefits, overhead allocation and miscellaneous decreased by $146,000, $12,000 and $6,000, respectively, in fiscal 2002 compared to fiscal 2001 due to the decreased number of employees in research and development while the decrease in overhead was due to the reallocation and reduction of overhead expenses as discussed previously.

LOSS ON SALES OF INVESTMENTS / CHANGE IN MARKET VALUE OF SECURITIES
During fiscal 2002, the Company disposed of the remaining shares of Elder-Beeman. The disposal resulted in a reversal of unrealized depreciation recorded in accumulated other comprehensive loss in fiscal 2001.

During fiscal 2001, the Company disposed of the remaining shares of Lightning Rod Software, Inc. The disposal resulted in a reversal of unrealized depreciation recorded in accumulated other comprehensive loss in fiscal 2000.

INTEREST INCOME
Interest income was $224 and $28,000 in fiscal 2002 and 2001, respectively. The major reasons for the decrease is the reduction of interest rates and availability of investable funds.

INTEREST EXPENSE
Interest expense increased to 34,000 in fiscal 2002 from $15,000 in fiscal 2001 as a result of the refinancing during fiscal 2002.

INCOME TAXES
The Company recorded no income tax benefit in either fiscal 2002 or 2001 as it is in a net operating loss carry forward position. The Company has recorded a valuation allowance for its net deferred tax assets.

CRITICAL ACCOUNTING POLICIES
Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company's financial condition and results of operations and require management's most difficult, subjective judgements, often because of the need to estimate the effects of inherently uncertain factors.

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

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents increased by $118,000 to $181,000 as of the end of fiscal 2002 compared to $63,000 for the prior year. Operating losses of $221,000 along with increases in trade receivable of $48,000, other assets of $34,000 and decreases in accounts payable of $54,000, accrued expenses of $55,000 were offset by other sources, which include the decreases in inventories of $29,000 and non-cash depreciation and amortization expenses of $160,000 resulting in a use of cash in operations of $221,000. Proceeds from a mortgage of $500,000 less payments on the outstanding principal of the long-term debt of $158,000 contributed to the increase in cash and cash equivalents.

Cash and cash equivalents decreased to $63,000 at the end of fiscal 2001, from $735,000 at the end of fiscal 2000. Operating losses of $1,213,000 were partially offset by other sources, which include the decrease in trade accounts receivable of 236,000, the decrease in recoverable income tax of $154,000, the decrease in other assets of $75,000 and the decrease in inventories of $59,000 resulting in a use of cash in operations of $450,000. Payments on the outstanding principal of the long-term debt of $109,000 and payments for acquired software of $98,000 also reduced cash and cash equivalents.

On January 31, 2002, the Company signed a Fixed Rate Revolving or Draw Note with a bank in the maximum amount of $645,000. Funds advanced are subject to an interest rate of 9% with a maturity date of December 31, 2006. Payments are based on a 15-year term. The Company's President has provided a personal guarantee to the bank in the amount of $250,000. Any advance in excess of $500,000 must be approved by the guarantor. On January 31, 2002, the Company received $500,000 under this arrangement. At September 30, 2002 the Company has a balance of $474,649.

Company management has reduced expenses significantly in fiscal 2002 and anticipates the release of upgrades of existing products and the introduction of new products in fiscal 2003. Company management believes that funds from operations and the availability under its note with a bank will enable the Company to meet its obligations during the year ending September 30, 2003.

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

RECENTLY ISSUED ACCOUNTING STANDARDS
In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 142 requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121) and subsequently SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 144). In August 2001, the FASB issued SFAS No. 144. SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use.

Also, in June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires a company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. A corresponding asset is also recorded, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Find Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meaning, or describe their applicability under changed conditions.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)."

Both SFAS No. 142 and SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. These will be implemented during the Company's year ending September 30, 2003. Management does not expect these statements to have a material effect on the Company's financial statements. SFAS No. 145 is generally effective for financial Statements issued after May 15, 2002. This statement did not have an effect on the Company's financial statements.

Item 7: Financial Statements

Index to Item 7: Financial Statements

Independent Auditors' Report                                         15
Balance Sheets, as of September 30, 2002 and 2001                    16
Statements of Operations, for the years
  ended September 30, 2002 and 2001                                  17
Statements of Stockholders' Equity and Comprehensive Loss,
  for the years ended September 30, 2002 and 2001                    18
Statements of Cash Flows, for the years
  ended September 30, 2002 and 2001                                  19
Notes to Financial Statements                                        20

INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND STOCKHOLDERS
CE SOFTWARE, INC.:

We have audited the accompanying balance sheets of CE Software, Inc., as of September 30, 2002 and 2001, and the related statements of operations, stockholders' equity and comprehensive loss, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CE Software, Inc., as of September 30, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                                                        KPMG LLP


Des Moines, Iowa
November 27, 2002

BALANCE SHEETS
CE Software, Inc.
September 30, 2002 and 2001

Assets (note 3)                                                          2002         2001
------                                                                   ----         ----
Current assets:
  Cash and cash equivalents                                          $  180,899       62,687
  Investments                                                                 -          131
  Trade accounts receivable, less allowance for doubtful
    accounts of $22,000 in 2002 and $16,000 in 2001 (note 7)            172,482      124,225
  Inventories                                                            79,454      108,213
  Other current assets                                                   72,976       62,760
                                                                     ----------    ---------
    Total current assets                                                505,811      358,016
                                                                     ----------    ---------

Property, fixtures, and equipment:
  Land                                                                   82,877       82,877
  Building                                                            1,312,016    1,312,016
  Fixtures and equipment                                              2,449,671    2,753,626
                                                                     ----------    ---------
    Total property, fixtures, and equipment                           3,844,564    4,148,519
  Less accumulated depreciation                                       2,874,481    3,089,791
                                                                     ----------    ---------
    Net property, fixtures, and equipment                               970,083    1,058,728
                                                                     ----------    ---------

Intangible assets, net of amortization                                   80,118      148,807
Other assets                                                             24,551        1,081
                                                                     ----------    ---------
    Total assets                                                     $1,580,563    1,566,632
                                                                     ==========    =========

Liabilities and Stockholders' Equity                                     2002         2001
------------------------------------                                     ----         ----
Current liabilities:
  Current portion of long-term debt (note 3)                         $   40,536      117,545
  Trade accounts payable                                                 67,103      121,301
  Accrued payroll and benefits                                           87,938      110,948
  Other accrued payables                                                 62,782       95,040
  Deferred revenue                                                        3,341        1,265
                                                                     ----------    ---------
    Total current liabilities                                           261,700      446,099

Long-term debt, net of current portion (note 3)                         434,113       14,733
                                                                     ----------    ---------
    Total liabilities                                                   695,813      460,832
                                                                     ----------    ---------

Stockholders' equity (note 4):
  Common stock, $.10 par value.  Authorized
    10,000,000 shares; issued and outstanding
     1,454,984 in 2002 and 1,455,124 in 2001                            145,498      145,512
  Additional paid-in capital                                          1,557,903    1,557,903
  Accumulated other comprehensive loss                                        -          (34)
  Accumulated deficit                                                  (818,651)    (597,581)
                                                                     ----------    ---------
    Total stockholders' equity                                          884,750    1,105,800
                                                                     ----------    ---------
    Total liabilities and stockholders' equity                       $1,580,563    1,566,632
                                                                     ==========    =========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS
CE Software, Inc.
Years ended September 30, 2002 and 2001

                                                                     2002           2001
                                                                     ----           ----
Net revenues (note 7)                                             $1,653,620      1,547,643
Cost of revenues                                                     220,183        293,338
                                                                  ----------     ----------
  Gross profit                                                     1,433,437      1,254,305
                                                                  ----------     ----------

Sales and marketing                                                  404,094        783,087
General and administrative                                           629,768        893,116
Research and development                                             602,474        765,724
                                                                  ----------     ----------
  Operating expenses                                               1,636,336      2,441,927
                                                                  ----------     ----------
  Operating loss                                                    (202,899)    (1,187,622)
Other income (expense):
  Gain (loss) on sale of investments and equipment (note 2)               13        (61,996)
  Interest income                                                        224         28,349
  Interest expense                                                   (34,283)       (14,811)
  Miscellaneous                                                       15,909         22,786
                                                                  ----------     ----------

    Loss before income taxes                                        (221,036)    (1,213,294)
Income taxes (note 5)                                                      -              -
                                                                  ----------     ----------
    Net loss                                                      $ (221,036)    (1,213,294)
                                                                  ==========     ==========

Basic loss per share (note 1)                                     $    (0.15)         (0.93)
                                                                  ==========     ==========

Shares used in per share calculation - basic                       1,455,092      1,310,466
                                                                  ==========     ==========

Diluted loss per share (note 1)                                   $    (0.15)         (0.93)
                                                                  ==========     ==========

Shares used in per share calculation - diluted                     1,455,092      1,310,466
                                                                  ==========     ==========

See accompanying notes to financial statements.

STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
CE Software, Inc.
Years ended September 30, 2002 and 2001

                                                                        Accumulated   (Accumulated
                                                           Additional    Other Com-     Deficit)/
                                      # of      Common       Paid-in     prehensive     Retained
                                     Shares      Stock       Capital        Loss        Earnings        Total
---------------------------------------------------------------------------------------------------------------
Balances at September 30, 2000      1,155,124   $115,512    1,504,713     (23,433)        615,713     2,212,505
Comprehensive loss:
  Net loss                                             -            -           -      (1,213,294)   (1,213,294)
  Other comprehensive income                           -            -      23,399               -        23,399
---------------------------------------------------------------------------------------------------------------
Total comprehensive loss                               -            -      23,399      (1,213,294)   (1,189,895)
Common stock issued                   300,000     30,000       53,190           -               -        83,190
---------------------------------------------------------------------------------------------------------------
Balances at September 30, 2001      1,455,124    145,512    1,557,903         (34)       (597,581)    1,105,800
Comprehensive loss:
  Net loss                                             -            -           -        (221,036)     (221,036)
  Other comprehensive income                           -            -          34               -            34
---------------------------------------------------------------------------------------------------------------
Total comprehensive loss                               -                       34        (221,036)     (221,002)
Common stock redeemed                    (140)       (14)           -           -             (34)          (48)
----------------------------------------------------------------------------------------------------------------
Balances at September 30, 2002      1,454,984   $145,498    1,557,903           -        (818,651)      884,750
===============================================================================================================

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS
CE Software Inc.
Years ended September 30, 2002 and 2001

                                                                              2002          2001
                                                                              ----          ----
Cash flows from operating activities:
  Net loss                                                                $ (221,036)   (1,213,294)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization:
        Property, fixtures, and equipment                                     91,685       138,366
        Purchased software                                                    68,689        42,228
      Gain on sale of equipment                                                  (80)         (200)
      Loss on sale of investments                                                 67        62,196
      (Increase) decrease in trade accounts receivable                       (48,257)      236,430
      Decrease in recoverable income taxes                                         -       153,766
      Decrease in inventories                                                 28,759        58,958
      (Increase) decrease in other assets                                    (33,686)       74,900
      (Decrease) increase in trade accounts payable                          (54,198)       24,102
      Decrease in accrued expenses                                           (55,268)      (26,425)
      Increase (decrease) in deferred revenue                                  2,076          (768)
                                                                          ------------------------
        Net cash used in operating activities                               (221,249)     (449,741)
                                                                          ------------------------
Cash flows from investing activities:
  Purchase of fixtures and equipment                                          (3,040)      (29,394)
  Proceeds from sales of equipment                                                80           200
  Proceeds from sale of investments                                               98        12,801
  Redemption of common stock                                                     (48)            -
  Payment for acquired software                                                    -       (97,878)
                                                                          ------------------------
        Net cash used in investing activities                                 (2,910)     (114,271)
                                                                          ------------------------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                                   500,000             -
  Payments on long-term debt                                                (157,629)     (108,581)
                                                                          ------------------------
        Net cash provided by (used in)
        financing activities                                                 342,371      (108,581)
                                                                          ------------------------
        Net increase (decrease) in cash
        and cash equivalents                                                 118,212      (672,593)
Cash and cash equivalents at beginning of year                                62,687       735,280
                                                                          ------------------------
Cash and cash equivalents at end of year                                  $  180,899        62,687
                                                                          ========================

Supplemental disclosures of cash flow information:
  Cash paid during the year for interest                                  $   35,148        15,521
                                                                          ========================

Supplemental schedule of non-cash investing and financing activities:
During March 2001 the Company acquired software from
      PrairieSoft, Inc. in exchange for cash and 300,000
      shares of common stock.
      The consideration paid and allocation is as follows:
        Consideration paid:
          Cash                                                            $        -        47,878
          Common stock issued                                                      -        83,190
                                                                          ----------     ---------
                                                                          $        -       131,068
                                                                          ==========     =========
        Allocated to:
          Other assets                                                    $        -       131,068
                                                                          ==========     =========

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
CE Software, Inc.
September 30, 2002 and 2001

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES OPERATIONS
The Company manufactures and sells computer system enhancing and network productivity software for Apple Macintosh and IBM PC and compatible personal computers.

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

LIQUIDITY
The Company has had losses of $1,434,330 over the last two years but cash and cash equivalents increased $118,212 during fiscal 2002.

On January 31, 2002, the Company signed a Fixed Rate Revolving or Draw Note with a bank in the maximum amount of $645,000. Funds advanced are subject to an interest rate of 9% with a maturity date of December 31, 2006. Payments are based on a 15-year term. The Company's President has provided a personal guarantee to the bank in the amount of $250,000. Any advance in excess of $500,000 must be approved by the guarantor. On January 31, 2002, the Company received $500,000 under this arrangement. At September 30, 2002, the Company has a balance of $474,649.

Company management has reduced expenses significantly in fiscal 2002 and anticipates the release of upgrades of existing products and the introduction of new products in fiscal 2003. Company management believes that funds from operations and the availability under its note with a bank will enable the Company to meet its obligations during the year ending September 30, 2003.

CASH AND CASH EQUIVALENTS
For purposes of the statements of cash flows, the Company considers money market funds and overnight repurchase agreements to be the equivalent of cash. At September 30, 2002 and 2001, cash equivalents totaled approximately $1,000 and $56,000, respectively.

INVESTMENTS
There were no available-for-sale securities held by the company at September 30, 2002 and they consisted of stock of Elder-Beeman at September 30, 2001. The investments were recorded at market value, with the unrealized loss recorded as a component of accumulated other comprehensive loss at September 30, 2001.

INVENTORIES
Inventories are composed primarily of product materials, and capitalized production costs. Product materials, such as instruction manuals, CD-ROMS, diskettes, and packaging boxes, are stated at the lower of cost or market with cost determined using the first-in, first-out method.

PROPERTY, FIXTURES, AND EQUIPMENT
Property, fixtures, and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets as follows: 31 1/2 years for building and five to seven years for fixtures and equipment.

INTANGIBLE ASSETS
Amortization expense was $68,689, and $42,228, for the years ended September 30, 2002 and 2001, respectively. Accumulated amortization at September 30, 2002 and 2001 was $184,673 and $115,984, respectively. The Company assesses the recoverability of intangible assets through analysis of undiscounted cash flows. These assets are amortized over three-year and two-year lives for the PrairieSoft and Object Zone purchases, respectively.

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

CRITICAL ACCOUNTING POLICIES
Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company's financial condition and results of operations and require management's most difficult, subjective judgements, often because of the need to estimate the effects of inherently uncertain factors.

Revenue Recognition
Revenue from software licenses is recognized upon shipment of the product, net of an allowance for estimated product returns. The Company provides an allowance for product returns based upon historical experience and anticipated returns from its major distributors. The allowance for estimated product returns at September 30, 2002 and 2001, was $19,300 and $16,500, respectively, and is netted against trade accounts receivable in the consolidated balance sheets.

Revenues associated with obligations to provide customers with future product enhancements are deferred and recognized either pro rata over the term of the respective agreements or, in the case of revenues associated with specific upgrades, upon shipment of the upgraded products.

Post-contract customer support (PCS) is provided with other software licenses, and is also available on a per call basis separate from the license fee. Revenue equal to the estimated costs of providing the PCS is deferred and recognized over the estimated performance period. Other accrued payables at September 30, 2002 and 2001 include $43,761 and $34,598, respectively, of such deferrals.

ADVERTISING
Advertising costs are expensed in the period the advertising takes place. For the years ended September 30, 2002 and 2001, advertising costs were $126,427 and $287,047, respectively.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosure About Fair Value of Financial Instruments" requires the Company to disclose the estimated fair values for it financial instruments. Fair value estimates, methods, and assumptions are set forth below:

Cash and cash equivalents, trade accounts receivable, trade accounts payable, and accrued expenses - The carrying amount approximates the estimated fair value due to the short-term nature of those instruments.

Investments - Available-for-sale securities were recorded at market value using published stock prices.

Long-term debt - The carrying value approximates fair value, as the Company's borrowing rate has not changed significantly, since the debt was issued during the year ended September 30, 2002. At September 30, 2001, the carrying amount approximated the fair value since the debt bore interest at a variable interest rate.

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

EARNINGS (LOSS) PER COMMON SHARE
SFAS No. 128, "Earnings Per Share," requires the presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per common share reflect the potential dilution that would occur from the exercise of common stock options outstanding. Antidilutive options excluded from the diluted per share calculation totaled 82,200 at September 30, 2002 and 89,080 at September 30, 2001.

OTHER
Other comprehensive loss consisted of unrealized gains and losses on equity securities.

RECENTLY ISSUED ACCOUNTING STANDARDS
In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 142 requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121) and subsequently SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 144). In August, 2001, the FASB issued SFAS No. 144. SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use.

Also, in June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires a company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. A corresponding asset is also recorded, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Find Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meaning, or describe their applicability under changed conditions.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination

Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)."

Both SFAS No. 142 and SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. These will be implemented during the Company's year ending September 30, 2003. Management does not expect these statements to have a material effect on the Company's financial statements. SFAS No. 145 is generally effective for financial Statements issued after May 15, 2002. This statement did not have an effect on the Company's financial statements.

(2) SALE OF STOCK HELD AS AN INVESTMENT
In fiscal 2002, 37 shares of Elder-Beeman available-for-sale securities were sold, resulting in a realized loss on the sale of $67.

In fiscal 2001, 15,000 shares of Lightning Rod available-for-sale securities were sold, resulting in a realized loss on the sale of $62,196.

(3) LONG-TERM DEBT
On January 31, 2002, the Company signed a Fixed Rate Revolving or Draw Note with a bank in the maximum amount of $645,000. All assets are pledged as collateral. Funds advanced are subject to an interest rate of 9 % with a maturity date of December 31, 2006. Payments are based on a 15-year term. The Company's President has provided a personal guarantee to the bank in the amount of $250,000. Any advance in excess of $500,000 must be approved by the guarantor. On January 31, 2002, the Company received $500,000 under this arrangement. The maturity of long-term debt for the five years ending September 30 are as follows: 2003, $40,536; 2004, $44,329; 2005, $48,487; 2006, $53,036 and 2007, $288,261.

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

The Company applies APB 25 in accounting for its stock option plans and accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net loss and net loss per share would have been indicated as follows:

-------------------------------------------------------------------------------
                                               2002                 2001
-------------------------------------------------------------------------------
Net loss - as reported                      $(221,036)          $(1,213,294)
Net loss - pro forma                        $(224,429)          $(1,214,045)

Basic loss per share - as reported          $   (0.15)          $     (0.93)
Basic loss per share - pro forma            $   (0.15)          $     (0.93)
Diluted loss per share - as reported        $   (0.15)          $     (0.93)
Diluted loss per share - pro forma          $   (0.15)          $     (0.93)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions used for grants during fiscal 2002: risk-free interest rate of 1.5%; dividend yield of 0.0%; expected volatility of 31%, and expected lives of five years and during fiscal 2001: risk-free interest rate of 6.0%; dividend yield of 0.0%; expected volatility of 82%, and expected lives of five years. The fair values of the option grants in 2002 and 2001 were $0.185 per share and .220 per share, respectively. The effects of applying SFAS 123 may not be representative of the effects on reported net earnings (loss) for future years.

The number of options and the weighted-average exercise price of options outstanding, granted, exercised, and cancelled during the year ended September 30, 2002, are as follows:

-------------------------------------------------------------------------
                                                   Number        Weighted
                                                   of             Average
Number of options:                                 Shares         Prices
-------------------------------------------------------------------------

Outstanding at beginning of year                    88,900         $0.194
Granted                                              8,000          0.185
-------------------------------------------------------------------------
                                                    96,900          0.193

Exercised                                                -              -
Cancelled                                           14,700          0.203
-------------------------------------------------------------------------
Outstanding at end of year                          82,200          0.192
=========================================================================

The options outstanding as of September 30, 2002 have the following attributes:

-----------------------------------------------------------------------------
Option statistics
by price ranges:              $0.110   $ 0.187   $ 0.220    $0.260   $0.312
-----------------------------------------------------------------------------
Options outstanding            4,000    62,639    11,000     4,000      561
Weighted-average
remaining life (in years)       9.50      7.92      8.75      9.42     8.00

(5) INCOME TAXES
The income tax benefit for 2002 and 2001, differs from the "expected" tax benefit computed by applying the United States federal income tax rate of 34% to the loss before income taxes, as follows:

----------------------------------------------------------------------
                                                 2002           2001
----------------------------------------------------------------------
Computed "expected" tax benefit              $(75,152)      (412,520)

Increase in "expected" tax expense resulting from:
    Change in valuation allowance                       75,000        402,000
    Other, net                                             152         10,520
-----------------------------------------------------------------------------
       Income tax (benefit) expense                   $      -              -
=============================================================================

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities at September 30, 2002 and 2001 are as follows:

-------------------------------------------------------------------------------
                                                           2002          2001
-------------------------------------------------------------------------------
Deferred tax assets:
    Allowance for product returns                     $     6,600       5,600
    Allowance for doubtful accounts                         7,500       5,400
    Accrued expenses                                       36,900      29,600
    Intangible assets                                     108,600     101,600
    Net operating loss carryforward                       695,700     641,600
    Alternative minimum tax credit                         85,000      85,000
-----------------------------------------------------------------------------
    Gross deferred tax assets                             940,300     868,800
    Valuation allowance                                   933,000     858,000
-----------------------------------------------------------------------------
       Net deferred tax assets                              7,300      10,800

Deferred tax liabilities:
    Accelerated depreciation for tax purposes              (7,300)    (10,800)
------------------------------------------------------------------------------
        Net deferred tax assets (liabilities)         $         -           -
==============================================================================

The change in the total valuation allowance for the years ended September 30, 2002 and 2001 was an increase of $75,000 and $402,000, respectively. The Company has federal net operating loss carry forwards of $85,000 expiring in 2019, $260,000 expiring in 2020, $191,000 expiring in 2021, $1,291,000 expiring in
2022 and $159,000 expiring in 2023.

(6) 401(k) PROFIT-SHARING PLAN
The Company has a 401(k) profit-sharing plan covering substantially all of its employees. The profit-sharing component of the plan is funded by employer contributions at the discretion of the board of directors. There was no profit-sharing contribution for the years ended September 30, 2002 or 2001.

The plan includes a 401(k) component that allows qualified employees to contribute between 1% and 12% of their compensation. The Company, at the discretion of the board of directors, can make matching contributions to the accounts of qualified employees who have met the one year of service requirement. Net employer contributions for the years ended September 30, 2002 and 2001, were $16,595 and $24,941, respectively.

(7) MAJOR CUSTOMERS AND EXPORT SALES
The Company's major customers are distributors. Of its domestic revenues, sales to the top two distributor customers in 2002 and 2001 were approximately $439,000 and $402,000, respectively. Accounts receivable from these two distributor customers at September 30, 2002 and 2001 were approximately $61,000 and $88,000, respectively.

The majority of export sales are to distributors. Export sales were approximately $398,000 and $428,000, for the years ended September 30, 2002 and 2001, respectively. Sales to the Company's top three export distributor customers represented approximately $135,000, $34,000, and $31,000, or 8%, 2%, and 2%, of net revenues in fiscal 2002. Sales to the top three export distributors customers represented approximately $158,000, $64,000, and $62,000, or 10%, 4%, and 4%, of net revenues in fiscal 2001. Percentage components of export sales by geographic area for 2002 and 2001, respectively, were Europe (88 and 96 percent); Japan (6 and 0 percent) and Australia (6 and 4 percent).

Item 8: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                                    PART III

Item 9:  Directors and Executive Officers of the Registrant

Information with respect to this Item may be found in the section captioned "Nominees for Election as Directors" appearing in the Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held February 28, 2003. Such information is incorporated herein by reference.

Information with respect to delinquent Form 4 filings may be found in the section captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held February 28, 2003. Such information is incorporated herein by reference.

Item 10:  Executive Compensation

Information with respect to this Item may be found in the section captioned "Executive Compensation" appearing in the Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held February 28, 2003. Such information is incorporated herein by reference.

Item 11:  Security Ownership of Certain Beneficial Owners and
          Management

Information with respect to this Item may be found in the section captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held February 28, 2003. Such information is incorporated herein by reference.

Item 12:  Certain Relationships and Related Transactions

Information with respect to this Item may be found in the section captioned "Executive Compensation" appearing in the Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held February 28, 2003. Such information is incorporated herein by reference.

Item 13:  Exhibits, Financial Statements, and Reports on Form 8-K

(a)    The following documents are filed as a part of this Report:

       1.  Financial Statements

The following financial statements of CE Software, Inc., and the Independent Auditors' Report issued thereon, are incorporated by reference in Part II, Item 7:

Independent Auditors' Report.
Balance Sheets, as of September 30, 2002 and 2001.
Statements of Operations, for the years
    ended September 30, 2002 and 2001.
Statements of Stockholders' Equity and Comprehensive Loss,
    for the years ended September 30, 2002 and 2001.
Statements of Cash Flows, for the years
    ended September 30, 2002 and 2001.
Notes to Financial Statements.

     2. Exhibits                                            Page 32

The following exhibits are filed as part of, or incorporated by reference into, this Report:

3.1 Amended and Restated Articles of Incorporation of the Company as corrected by Articles of Correction filed with the Iowa Secretary of State on April 27, 2000.
3.2       Bylaws
4.1       Form of Certificate for Common Stock
10.1      CE Software, Inc., 2000 Stock Option Plan
10.2      CE Software, Inc. 401(k) Profit Sharing Plan
10.3      Business Loan Agreement
10.4      Purchase Agreement with PrairieSoft, Inc.
10.5      Bank Commitment Letter
10.6      Bank Fixed Rate Revolving or Draw Note

Item 14: Controls and Procedures

With the participation of management, CE Software, Inc.'s chief executive officer and chief financial officer evaluated its disclosure controls and procedures on September 30, 2002. Based on this evaluation, the chief executive officer and chief financial officer concluded that the disclosure controls and procedures are effective in connection with CE Software, Inc.'s filing of its annual report on Form 10-KSB for the year ended September 30, 2002.

Subsequent to September 30, 2002, through the date of this filing of Form 10-KSB for the year ended September 30, 2002, there have been no significant changes in CE Software, Inc.'s internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CE SOFTWARE, INC.
                                    (Registrant)

                                            /s/ John S. Kirk
                                    By-------------------------------------
                                    (John S. Kirk, President, and Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

       Signature                             Title                      Date
       ---------                             -----                      ----

       /s/ John S. Kirk                                                12/30/02
--------------------------           President, Secretary,             --------
       (John S. Kirk)                Treasurer and Director

                   CERTIFICATION OF PERIODIC FINANCIAL REPORT
                       PURSUANT TO 18 U.S.C. SECTION 1350

This certification is made solely for purpose of 18 U.S.C. Section 1350, subject to the knowledge standard contained therein, and not for any other purpose.

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, the undersigned, certify that, to the best of my knowledge, this periodic report of CE SOFTWARE, INC., filed on Form 10-KSB for the annual period ended September 30, 2002, and containing the financial statements, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the issuer.

                      CE SOFTWARE, INC.
                      (Issuer)

                      by: /s/ John S. Kirk
                      -----------------------------------
                      John S. Kirk
                      President, Chief Executive Officer
                      and Chief Financial Officer

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, John S. Kirk, certify that:
1. I have reviewed this annual report on Form 10-KSB of CE Software, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 12/30/02
     ---------

                      by: /s/ John S. Kirk
                 ----------------------------------
                 John S. Kirk
                 President, Chief Executive Officer
                 and Chief Financial Officer

EXHIBIT INDEX

Exhibit                                                                                    Reference (*)
Number                                                                                     or  Page #
3.1        Amended and Restated Articles of Incorporation of the Company as
           corrected by Articles of Correction filed with the Iowa Secretary of
           State on April 27, 2000 is incorporated by reference to Exhibit 3.1
           to Form 10KSB filed with the Commission on January 16, 2001                             *
3.2        Bylaws, incorporated by reference to Exhibit 2.1 to Form 10-SB
           filed with the Commission on March 10, 2000                                             *
4.1        Form of Certificate for Common Stock is incorporated by reference to
           Exhibit 4.1 to Form 10KSB filed with the Commission on January 16,
           2001                                                                                    *
10.1       CE Software, Inc., 2000 Stock Option Plan is incorporated by reference to Exhibit 10.1 to Form 10KSB filed with the Commission on January
           16, 2001                                                                                *
10.2       CE Software, Inc. 401(k) Profit Sharing Plan is incorporated by reference to Exhibit 10.2 to Form 10KSB filed with the Commission on January 16,
           2001                                                                                    *
10.3       Business Loan Agreement is incorporated by reference to Exhibit 10.3 to
           Form 10KSB filed with the Commission on January 16, 2001                                *
10.4       Purchase Agreement with PrairieSoft, Inc. is incorporated by reference to Appendix A of the Proxy to Form 14A filed with the Commission on
           January 24, 2001                                                                        *
10.5       Bank Commitment Letter is incorporated by reference to Exhibit 10.6 to
           Form 10KSB filed with the Commission on January 16, 2001                                *
10.6       Bank Fixed Rate Revolving or Draw Note is incorporated by reference to Exhibit 10.1 to Form 10QSB filed with the Commission on February 14,
           2002                                                                                    *