Form 10QSB
period 2002-12-31
CE SOFTWARE INC
filed 2003-02-14
CIK 1103393

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---
       Exchange Act of 1934
       For the quarterly period ended December 31, 2002.


___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the Transition period from _____to____.

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

-----------------------------------------------------------------------

Indicate by mark (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES  X            NO ____
                               ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

   January 31, 2003                 Common Stock                    1,454,984

                                CE SOFTWARE, INC.
                                Table of Contents

                                                                                Page
Part I        FINANCIAL INFORMATION

   Item 1.    Financial Statements:

              Balance Sheets
                 December 31, 2002 and September 30, 2002                          1

              Statements of Operations
                 Three Months Ended December 31, 2002 and 2001                     2

              Statements of Cash Flows
                 Three Months Ended December 31, 2002 and 2001                     3

              Notes to Financial Statements                                        4

   Item 2.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                               6

   Item 3.    Controls and Procedures                                              9

Part II       OTHER INFORMATION

   Item 6.    Exhibits and Reports on Form 8-K                                    10

SIGNATURES                                                                        11

CERTIFICATION OF PERIODIC FINANCIAL REPORT                                        11

CERTIFICATION PURSUANT TO SECTION 302                                             12

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                CE SOFTWARE, INC.
                                 Balance Sheets
                    December 31, 2002 and September 30, 2002
                                   (Unaudited)

                                                                                December 31    September 30
                                                                                -----------    ------------
Assets
------
Current assets:
    Cash and cash equivalents                                                   $   183,281    $    180,899
    Trade accounts receivable                                                       125,747         172,482
    Inventories                                                                      68,515          79,454
    Other current assets                                                             63,055          72,976
                                                                                -----------    ------------
       Total current assets                                                         440,598         505,811
                                                                                -----------    ------------

Property, fixtures, and equipment:
    Land                                                                             82,877          82,877
    Building                                                                      1,312,016       1,312,016
    Fixtures and equipment                                                        2,347,789       2,449,671
                                                                                -----------    ------------
       Total property, fixtures, and equipment                                    3,742,682       3,844,564
    Less accumulated depreciation                                                 2,789,999       2,874,481
                                                                                -----------    ------------
       Net property, fixtures, and equipment                                        952,683         970,083
                                                                                -----------    ------------

Intangible assets, net of amortization                                               62,946          80,118
Other assets                                                                         34,331          24,551
                                                                                -----------    ------------
       Total assets                                                             $ 1,490,558    $  1,580,563
                                                                                ===========    ============

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
    Current portion of long-term debt                                           $    41,463    $     40,536
    Trade accounts payable                                                          116,482          67,103
    Accrued payroll and benefits                                                     86,555          87,938
    Other accrued payables                                                           54,842          62,782
    Deferred revenue                                                                    941           3,341
                                                                                -----------    ------------
       Total current liabilities                                                    300,283         261,700
Long-term debt, net of current portion                                              423,481         434,113
                                                                                -----------    ------------
       Total liabilities                                                            723,764         695,813
                                                                                -----------    ------------

Stockholders' equity:
    Common stock                                                                    145,498         145,498
    Additional paid-in capital                                                    1,557,903       1,557,903
    Accumulated deficit                                                            (936,607)       (818,651)
                                                                                ------------   -------------
       Total stockholders' equity                                                   766,794         884,750
                                                                                -----------    ------------
       Total liabilities and stockholders' equity                               $ 1,490,558    $  1,580,563
                                                                                ===========    ============

See accompanying notes to financial statements.

                                CE SOFTWARE, INC.
                            Statements of Operations
              For the three months ended December 31, 2002 and 2001
                                   (Unaudited)

                                                                                      2002              2001
                                                                                      ----              ----
Net revenues                                                                      $   344,526        $  347,712
Cost of revenues                                                                       57,268            46,690
                                                                                  -----------        ----------
     Gross profit                                                                     287,258           301,022

Sales and marketing                                                                    97,721           127,832
General and administrative                                                            158,772           184,718
Research and development                                                              140,983           154,285
                                                                                  -----------        ----------
         Operating expenses                                                           397,476           466,835
                                                                                  -----------        ----------
         Operating loss                                                              (110,218)         (165,813)

Other income (expense):
Miscellaneous income                                                                    2,944             6,250
Interest income                                                                            12                71
Interest expense                                                                      (10,694)           (2,983)
                                                                                  -----------        ----------
         Total other income (expense)                                                  (7,738)            3,338
                                                                                  -----------        ----------

Loss before income tax benefit                                                       (117,956)         (162,475)
Income tax benefit                                                                          -                 -
                                                                                  -----------        ----------
         Net loss                                                                 $  (117,956)       $ (162,475)
                                                                                  ===========        ==========


Basic net loss per share                                                          $      (.08)       $     (.11)

Shares used in per share calculation - basic                                        1,454,984         1,455,124

Diluted net loss per share                                                        $      (.08)       $     (.11)

Shares used in per share calculation - diluted                                      1,454,984         1,455,124

See accompanying notes to financial statements.

                                CE SOFTWARE, INC.
                            Statements of Cash Flows
              For the three months ended December 31, 2002 and 2001
                                   (Unaudited)

                                                                              2002               2001
                                                                              ----               ----
Cash flows from operating activities:
     Net loss                                                              $(117,956)          $(162,475)
     Adjustments to reconcile net loss to
         net cash provided by operating activities:
         Depreciation and amortization:
              Property, fixtures, and equipment                               21,103              23,808
              Purchased software                                              17,172              17,173
         Decrease in trade accounts receivable                                46,735              23,758
         Decrease in inventories                                              10,939               1,955
         Decrease in other current assets and other assets                       141              11,524
         Increase in accounts payable and accrued expenses                    40,056              87,211
         Decrease in deferred revenue                                         (2,400)               (423)
                                                                           ---------           ---------
              Net cash provided by operating activities                       15,790               2,531

Cash flows from investing activities:
     Purchase of equipment                                                    (3,703)                  -

Cash flows from financing activities:
     Payments of long-term debt                                               (9,705)            (28,522)
                                                                           ---------           ---------
              Net increase (decrease) in cash and cash equivalents             2,382             (25,991)

Cash and cash equivalents at beginning of period                             180,899              62,687
                                                                           ---------           ---------
Cash and cash equivalents at end of period                                 $ 183,281           $  36,696
                                                                           =========           =========

Supplemental disclosures of cash flow information:
     Cash paid during the period for interest                              $  10,694           $   3,147
                                                                           =========           =========

See accompanying notes to financial statements.

                                CE SOFTWARE, INC.
                          Notes to Financial Statements
                                December 31, 2002
                                   (Unaudited)

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

2) Comprehensive loss

                                                           For the three months ended December 31, 2002 and 2001
                                                           -----------------------------------------------------
                                                                          2002              2001
                                                                          ----              ----
Net loss                                                              $(117,956)         $(162,475)
Other comprehensive loss
       Unrealized loss on investments                                         -                (22)
                                                                      ---------          ---------

Comprehensive loss                                                    $(117,956)         $(162,497)
                                                                      =========          =========

3) Long term debt

On January 31, 2002, the Company signed a Fixed Rate Revolving or Draw Note with a bank in the maximum amount of $645,000. Funds advanced are subject to an interest rate of 9% with a maturity date of December 31, 2006. Payments are based on a 15-year term. The Company's President has provided a personal guarantee to the bank in the amount of $250,000. Any advance in excess of $500,000 must be approved by the guarantor. On January 31, 2002, the Company received $500,000 under this arrangement. At December 31, 2002, the Company has a balance of $464,944.

4) Recently Issued Accounting Standards

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148,"Accounting for Stock-Based Compensation-Transition and Disclosure" (SFAS No. 148). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company does not intend to voluntarily change to the fair value based method of accounting for stock-based compensation. The disclosure requirements are effective for the Company's quarter ending March 31, 2003, and will be implemented in that quarter.

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

The following table sets forth certain data derived from the statements of operations, expressed as a percentage of net revenues for the quarters ended December 31, 2002 and 2001.

                                                 2002         2001
                                                 ----         ----
Percentage of net revenues:
     Net revenues                                 100%         100%
     Cost of revenues                              17           13
                                                 ----         ----
       Gross profit                                83           87
                                                 ----         ----

     Sales and marketing                           28           37
     General and administrative                    46           53
     Research and development                      41           44
                                                 ----         ----
       Total operating expenses                   115          134
                                                 ----         ----
       Operating loss                             (32)         (48)

     Other income (expense), net                   (2)           1
                                                 ----         ----
       Loss before income taxes                   (34)         (47)
     Income tax benefit                             -            -
                                                 ----         ----
       Net loss                                   (34)%        (47)%
                                                 ====         ====

Net Revenues

Net revenues for the first quarter of the current year were $345,000 compared to $348,000 for the first quarter of the prior year. Revenues were down in both the Personal Productivity products and Group Productivity products compared to the same period a year ago.

Revenues from the Company's Personal Productivity products decreased 5% compared to the prior year, and, as a percentage of net revenues, accounted for approximately 60% in the first quarter of fiscal 2003 and fiscal 2002. Nearly all of these revenues are from the sales of QuicKeys, the Company's productivity enhancing utility. During the first quarter of the current fiscal year, approximately 48% of the Personal Productivity revenue resulted from sales of QuicKeys X, compared to approximately 42% in the first quarter of the prior year.

Revenues from the Company's Group Productivity products decreased 3% compared to the prior year, and as a percentage of net revenues, accounted for approximately 40% in the first quarter of fiscal 2003 and fiscal 2002. The majority of these revenues consist of the QuickMail Pro/Office products, which are cross-platform, open standards messaging products available for both Microsoft Windows and Macintosh environments. In management's opinion, these revenues will continue to be negatively impacted due to the development of strong competition within the e-mail market and the decline in economic conditions. This competition includes the prevalence of inexpensive, and in some cases free, e-mail software. In management's opinion, such competition is expected to continue and will hinder long-term growth in the e-mail market.

Net revenues from international channels decreased to approximately $85,000 in the first quarter of the current year, from $89,000 in the first quarter of the prior year, representing 25% and 26% of net revenues, respectively.

Cost of Revenues

The Company's cost of revenues is composed primarily of: 1) the costs of product materials such as manuals, CD-ROMs, diskettes, and packaging; 2) amortization of capitalized purchased software; 3) royalties paid to outside developers for the use of certain software included with some of the Company's products; and 4) manufacturing expenses.

Cost of revenues increased $11,000 in the first quarter of fiscal 2003 compared to the same period a year ago. As a percentage of net revenues, cost of revenues increased to 17% from 13%. The increase is primarily due to higher costs of material, and manufacturing expenses.

Sales and Marketing

Sales and marketing expenses decreased $30,000 or 24% during the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002. The decreases are primarily due to salaries and benefits, $13,000 and marketing/advertising expenses, $20,000. The decreases are a result of a smaller sales and marketing workforce, and a more focused marketing/advertising program.

General and Administrative

General and administrative expenses are composed principally of salaries of general, administrative, and technical support personnel, fees for professional services, and facilities expenses. These expenses for the first quarter decreased $26,000 or 14% from the first quarter of the prior year. The decrease in expenses is primarily due to decreases in salaries and benefits, $20,000; contract labor, $4,000; and depreciation and amortization. The decreases are a result of a smaller workforce, and fully depreciated equipment.

Research and Development

Research and development expenses decreased $13,000 or 9% during the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002. The decrease is primarily the result of reduced salaries and benefits.

Income Tax Benefit

No income tax benefit was recorded by the Company for the first quarter of fiscal 2003 as it is in a net operating loss carry forward position.

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

Liquidity and Capital Resources

Cash and cash equivalents increased by $2,000 to $183,000 at the end of the first quarter of fiscal 2003 from $181,000 at the end of fiscal 2002. The net loss of $118,000 and a decrease in deferred revenue of $2,000, was offset by decreases in accounts receivable of $47,000 and inventory of $11,000, increases in accounts payable and accrued expenses of $40,000, and non-cash depreciation and amortization of $38,000, resulting in cash provided by operating activities of $16,000. Payments on debt and purchase of equipment of $14,000, resulted in the increase of $2,000 in cash and cash equivalents.

Company management anticipates the release of new or upgraded products in fiscal 2003. Management believes that funds from operations and the availability under its note with the bank will enable the Company to meet its obligations during the year ending September 30, 2003.

Risk and Uncertainty

The preceding statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical facts are forward-looking statements. These forward-looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, the risk that new products and product upgrades may not be effected on a timely basis, the risk that such products and existing products may not achieve the expected level of market acceptance, the risk that competitors will develop similar products and reach the market first, the risk that competing products distributed at no cost will materially decrease the Company's opportunity to market its products, the risk associated with domestic and international general economic conditions and the risk that the Company would not be able to fund its working capital needs from cash flow. The Company's products are sold in markets that change rapidly and the Company must continually anticipate and adapt its products to emerging computer technologies and capabilities. The Company may not be able to successfully adapt to these changing markets.

The Company may experience material fluctuations in future revenues and operating results on a quarterly or annual basis resulting from a number of factors, including but not limited to the risks discussed in the paragraphs above.

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

Recently Issued Accounting Standards

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148,"Accounting for Stock-Based Compensation-Transition and Disclosure" (SFAS No. 148). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company does not intend to voluntarily change to the fair value based method of accounting for stock-based compensation. The disclosure requirements are effective for the Company's quarter ending March 31, 2003, and will be implemented in that quarter.

ITEM 3.  CONTROLS AND PROCEDURES

The Company's principal executive officer/ principal financial officer has concluded, based upon his evaluation of the Company's disclosure controls and procedures on a date within 90 days of the filing date of this report, that the disclosure controls and procedures are effective. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of that evaluation.

                                CE SOFTWARE, INC.

PART II:  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits                                                Page 13

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


         (b)  Reports on Form 8-K

              There were no reports on Form 8-K filed during the quarter ended December 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CE SOFTWARE, INC.
                                  (Registrant)

       Signature                          Title                    Date
       ---------                          -----                    ----

     /s/ John S. Kirk                                          February 14, 2003
-------------------------     President and Chief Financial    -----------------
          (John S. Kirk)      Officer

CERTIFICATION OF PERIODIC FINANCIAL REPORT
PURSUANT TO 18 U.S.C. SECTION 1350

This certification is made solely for purpose of 18 U.S.C. Section 1350, subject to the knowledge standard contained therein, and not for any other purpose.

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, the undersigned, certify that, to the best of my knowledge, this periodic report of CE SOFTWARE, INC., filed on Form 10-QSB for the quarterly period ended December 31, 2002, and containing the financial statements, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the issuer.

                CE SOFTWARE, INC.
                (Issuer)

                by: /s/ John S. Kirk

         ---------------------------
                     John S. Kirk
         President, Chief Executive Officer
         and Chief Financial Officer

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, John S. Kirk, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of CE Software, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: __2/14/03___

                           by: /s/ John S. Kirk

                      ------------------------------
                      John S. Kirk
                      President, Chief Executive Officer
                      and Chief Financial Officer

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